Form 10QSB
period 2000-03-31
EDGAR FILINGNET INC
filed 2000-05-19
CIK 1091406

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2000
or
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to _____________
Commission File Number:
EDGAR® Filing.net, Inc. (Exact name of registrant as specified in its charter)
Nevada (State or other jurisdiction of incorporation or organization)	88-0428896 (I.R.S. Employer Identification No.)
3110 South Valley View, Suite 202 (Address of principal executive offices)	89102 (Zip Code)
702.257.4680 (Registrant's telephone number, including area code)
None (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
Yes [ ] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of April 30, 2000: 10,763,800

Part I. Financial Statements

G. BRAD BECKSTEAD
Certified Public Accountant

330 E. Warm Springs
Las Vegas, NV 89119
702.528.1984
425.928.2877 (efax)

INDEPENDENT ACCOUNTANTS' REVIEW REPORT

Board of Directors
Edgar Filing.net, Inc.
Las Vegas, NV

I have reviewed the accompanying balance sheet of Edgar Filing.net, Inc. as of March 31, 2000 and the related statements of income and cash flows for the quarter ended March 31, 2000 and for the period May 28, 1999 (Inception) to December 31, 1999. These financial statements are the responsibility of the Company's management.

I conducted my reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data, and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, which will be performed for the full year with the objective of expressing an opinion regarding the financial statements taken as a whole. Accordingly, I do not express such an opinion.

Based on my reviews, I am not aware of any material modifications that should be made to the accompanying financial statements referred to above for them to be in conformity with generally accepted accounting principles.

I have previously audited, in accordance with generally accepted auditing standards, the balance sheet of Edgar Filing.net, Inc. as of December 31, 1999 and the related statements of income, changes in stockholders' equity (not included herein), and cash flows for the period May 28, 1999 (Inception) to December 31, 1999 and in my report dated February 4, 2000, I expressed an unqualified opinion on those consolidated financial statements.

/s/G. Brad Beckstead, CPA

May 5, 2000
Las Vegas, Nevada
License #2701

Edgar Filing.net, Inc. Balance Sheet March 31, 2000 and December 31, 1999
	(Unaudited)
	March 31,	December 31,
	2000	1999
Assets

Current assets:
Cash	$71,089	$28,981
Short-term investments	-	139,087
Accounts receivable	6,240	325
Other current assets	2,800	1,500
Organizational costs	-	260
Total current assets	80,129	170,153

Total Assets	$80,129	$170,153

Liabilities and Stockholders' Equity

Current liabilities:
Income taxes payable	$1,145	$1,145

Total Liabilities	1,145	1,145

Stockholders' Equity:
Common stock, $0.001 par value, 20,000,000
shares authorized, 7,686,125 shares issued
and outstanding	7,686	7,686
Preferred stock, $0.001 par value, 5,000,000
shares authorized, no shares issued
or outstanding	-	-
Additional paid-in capital	154,834	154,834
(Deficit)/Retained earnings	(83,536)	6,488
Total stockholders' equity	78,984	169,008

Total Liabilities and Stockholder's Equity	$80,129	$170,153

The accompanying notes are an integral part of these financial statements

Edgar Filing.net, Inc. Income Statement For the Quarter Ending March 31, 2000 and For the Period May 28, 1999 (Inception) to December 31, 1999
	(Unaudited)
	March 31,	December 31,
	2000	1999

Revenue	$10,220	$13,544

Expenses:
Amortization expense	-	35
General administrative expenses	25,192	24,988
Total expenses	25,192	25,023

Net operating loss	(14,972)	(11,479)

Other income/(expense):
Interest income	581	189
Gain (Loss) on sale of assets	(75,633)	18,923

Net (loss) income before income taxes	(90,024)	7,633

Provision for income tax	-	(1,145)

Net (loss) income	$(90,024)	$6,488

Weighted average number of
common shares outstanding	7,686,125	7,686,125

Net income (loss) per share	$-	$-

The accompanying notes are an integral part of these financial statements

Edgar Filing.net, Inc. Statement of Cash Flows For the Quarter Ending March 31, 2000 and and For the Period May 28, 1999 (Inception) to December 31, 1999
	(Unaudited)
	March 31,	December 31,
	2000	1999
Cash flows from operating activities
Net (loss) income	$(90,024)	$6,488
Adjustments to reconcile net income to net cash used
by operating activities:
Amortization expense	-	35
Loss (Gain) on sale of assets	75,633	(18,923)
(Increase) decrease in:
Accounts receivable	(5,915)	(325)
Other current assets	(1,300)	(1,500)
Organizational costs	260	(295)
Increase (decrease) in:
Income taxes payable	-	1,145
Net cash used by operating activities	(21,346)	(13,375)
Cash flows from investing activities
Purchase of marketable securities	-	(375,588)
Proceeds from sale of marketable securities	63,454	255,424
Net cash provided (used) by investing activities	63,454	(120,164)
Cash flows from financing activities
Issuance of capital stock	-	7,686
Additional paid-in capital	-	154,834
Net cash provided by financing activities	-	162,520
Net (decrease) increase in cash	42,108	28,981
Cash - beginning	28,981	-
Cash - ending	$71,089	$28,981

Supplemental disclosures:
Interest paid	$1,874	$-
Income taxes paid	$-	$-

The accompanying notes are an integral part of these financial statements

Edgar Filing.net, Inc.
Notes to Financial Statements

Note 1 - History and Organization of the Company

The Company operates as a Security Exchange Commission documents filing company. It was organized May 28, 1999 (Date of Inception) under the laws of the State of Nevada, as Edgar Filing.net, Inc. The Company is authorized to issue 20,000,000 shares of $0.001 par value common stock and 5,000,000 shares of $0.001 par value preferred stock.

On June 15, 1999, the Company issued 7,000,000 shares of its $0.001 par value common stock to its founding shareholders for cash in the amount of $25,295.00. $7,000.00 is considered common stock, and $18,295.00 is considered additional paid-in capital.

On November 30, 1999, the Company issued 686,125 shares of its $0.001 par value common stock to investors pursuant to rule 504 offering for a total amount of $137,225.00. $686.00 represents common stock and $136,539.00 represents additional paid-in capital.

There have been no other issuances of common or preferred stock.

Note 2 - Summary of Significant Accounting Policies

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information.

Cash and Cash Equivalents

For purposes of financial statement presentation, the Company classifies all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Accounts Receivable

Accounts receivable represent amounts due for consulting services rendered. No allowance has been provided on accounts receivable because management believes all amounts are collectible.

Income Taxes

Deferred income tax assets and liabilities are computed annually for differences between the financial statement and tax basis of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable o the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities.

Advertising Costs

Advertising costs are charged to operations when incurred. There were no advertising costs for the three months ended March 31, 2000.

Earnings per Share

Earnings per share is computed using the weighted average number of shares of common stock outstanding.

Dividends

The Company has not yet adopted any policy regarding payment of dividends. No dividends have been paid since inception.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Note 3 - Securities

Although not a normal part of its operations, the Company does invest in marketable and other securities when it believes the investment will maximize any excess cash on hand. The Company did not have any investments in securities at March 31, 2000. At December 31, 1999, these securities were classified as available for sale securities and are reported at fair value, with the unrealized gains and losses included in comprehensive income. Costs are determined on an average cost per share basis for determining realized gains or losses. At December 31, 1999, these securities had a fair value of $139,087. Realized gains and losses on these securities sold in 2000 and 1999 were ($75,633) and $18,923, respectively.

Note 4 - Related Party Transactions

The Company does not lease or rent any property. Office space and services are provided by the majority shareholder. Instead of paying rent for the use of the office space and services provided, the Company pays for certain leased equipment expenses incurred by a company owned by the majority shareholder. The amount paid to the related company for the three months ending March 31, 2000 was $3,703.

The Company receives 100% of its revenues from clients who are referred to the Company by a company that is owned by its majority shareholder.

Included in accounts receivable at March 31, 2000, is $3,915 that is due from a company which is owned by its majority shareholder.

For the three months ending March 31, 2000, 58% of the total consulting fees revenue was provided by a company that is owned by its majority shareholder.

The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts.

Note 5 - Warrants and Options

There are no warrants or options outstanding to acquire any additional shares of common stock.

Note 6 - Year 2000 Issue

The Year 2000 issue arises because many computerized systems use two digits rather than four to identify a year. Date-sensitive systems may recognize the year 2000 as 1900 or some other date, resulting in errors when information using year 2000 dates is processed. In addition, similar problems may arise in systems that use certain dates in 1999 to represent something other than a date. The effects of the Year 2000 issue may be experienced before, on, or after January 1, 2000, and if not addressed, the impact on operations and financial reporting may range from minor errors to significant system failure which could affect an entity's ability to conduct normal business operations. It is not possible to be certain that all aspects of the Year 2000 issue affecting the entity, including those related to the efforts of customers, suppliers, or other third parties will be fully resolved.

Item 2. Management's Discussion and Analysis of Operation

Brief History of the Company

EDGAR® Filing.net, Inc. (";EDFN"; or the ";Company";), a Nevada corporation incorporated on May 28, 1999, is a company with a principal business objective to provide electronic filing services for clients that need to electronically file prospectuses, registration statements, and other documents pursuant to federal securities laws with the Securities and Exchange Commission (SEC) via the SEC's electronic data gathering system entitled Electronic Data Gathering Analysis and Retrieval ("EDGAR®"). This program requires participants or their agents to file disclosure information with the SEC in an electronic format rather than by the traditional paper filing package. This electronic format, usually in ASCII, includes additional submission information and coding "tags" within the document for aid in the SEC's analysis of the document and retrieval by the public. This electronic format is generally delivered by direct telecommunications, but may be delivered on magnetic computer tape or by diskette. EDGAR® allows registrants to file, and the public to retrieve, disclosure information electronically.

Management's Plan of Operation

In the 3 month operating period ended March 31, 2000, the Company incurred a net operating loss of $90,024 for selling, general, investment, and administrative expenses related to operations. The majority of the losses are attributed to investments, a practice that the Company does not regularly exercise. At this time the Company has no capital dedicated to investments. The Company has yet to receive any positive net income from operations. The Company, however, expects to be generating positive cash flows from operations by the end of its fiscal year ending December 31, 2000.

In May of 1999, one (1) founding shareholder purchased 7,000,000 shares of the Company's authorized treasury stock for cash and an advance of organizational costs totaling $25,295. This original stock offering was made pursuant to Nevada Revised Statues Chapter 90.490. Additionally, in December of 1999, the Company completed an offering of six hundred and eighty six thousand one hundred and twenty five (686,125) shares of the Common Stock of the Company to approximately seventy-nine (79) affiliated and unaffiliated shareholders. This offering was made in reliance upon an exemption from the registration provisions of Section 4(2) of the Securities Act of 1933, as amended, pursuant to Regulation D, Rule 504 of the Act. As of the date of this filing, the Company has seven million six hundred and eighty six thousand one hundred and twenty five (7,686,125) shares of its $0.001 par value common voting stock issued and outstanding which are held by approximately eighty-eight (90) shareholders of record. Management fully anticipates that the proceeds from the sale of all of the Common Shares sold in the public offering delineated above will be sufficient to provide the Company's capital needs for the foreseeable future. The Company currently has no arrangements or commitments for accounts and accounts receivable financing. There can be no assurance that any such financing can be obtained or, if obtained that it will be on reasonable terms.

Business Strategy Behind Distribution of Company Services

The economics underlying the Company's business strategy are simple. For each new client the Company is able to garner, the Company will usually be able to generate approximately $500 to $4,200 in initial revenues. From that point forward, as long as the client continues to utilize the Company's EDGAR®ization services, each client should be worth a minimum of approximately $2,000 in annual revenues due to the filing of each client's quarterly and annual SEC regulatory filings. It must be noted however that many companies may wish to electronically file documents in-house or in fact may turn to other sources which may detrimentally impact the Company's anticipated revenue sources. As such, the Company's industry segment is characterized by what is commonly referred to as ";recurring revenue."; The Company currently has a client base of approximately twenty (20) recurring revenue clients. Additionally, the Company expects to garner additional clients via its relationship with CMA if in fact CMA continues to secure new clientele for itself and its referrals of those potential clients result in new clientele for EDFN.

Growth Strategy of Company

The Company believes that the current marketplace of established EDGAR® filers is highly fragmented, with literally dozens of EDGAR® filers located throughout the country. As such, the Company believes that there is an opportunity for a publicly traded EDGAR® company to acquire several, smaller and more established EDGAR® filers with already-established client bases. In short, the Company would like to be a consolidator of its industry. The Company can give no assurance, however, that it will be successful as a consolidator, however. EDFN has no present plan(s) formal or informal, to acquire any specific competitors nor are there any understandings, arrangements or agreements relating to any acquisitions.

Part II - Other Information
Item 6. Exhibits
Exhibit Number	Name and/or Identification of Exhibit
3.	Articles of Incorporation & By-Laws
(a) Articles of Incorporation
(b) By-Laws of the Company
27.	Financial Data Schedule
Financial Data Schedule of the Company, ending March 31, 2000

  Hereby incorporated by reference to the Company's General Form For Registration Of Securities Of Small Business Issuers on Form 10-SB, previously filed with the Commission.

Signatures

In accordance with the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EDGAR Filing.net, Inc.

(Registrant)

Date: May 17, 2000

By: /s/Thomas M. Chavez
President and CEO