Form 10QSB
period 2000-06-30
EDGAR FILINGNET INC
filed 2000-08-11
CIK 1091406

UNITED STATES
             SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C. 20549

                         FORM 10-QSB


(Mark One)
[X]              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2000 or

[ ]              TRANSITION REPORT PURSUANT TO SECTION 13 OR
                 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________

Commission File Number:

EDGARr Filing.net, Inc.
(Exact name of registrant as specified in its charter)

Nevada                             88-0428896
(State or other jurisdiction of    (I.R.S. Employer
incorporation or organization)     Identification No.)

3110 South Valley View, Las Vegas, NV, 89102,
(Address of principal executive offices)

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

7,686,125


ITEM 1. FINANCIAL STATEMENTS

G. BRAD BECKSTEAD
Certified Public Accountant
330 E. Warm Springs
Las Vegas, NV 89119
702.528.1984
425.928.2877 (efax)


INDEPENDENT ACCOUNTANT'S REVIEW REPORT


Board of Directors
Edgar Filing.net, Inc.
Las Vegas, NV

I have reviewed the accompanying balance sheet of Edgar Filing.net, Inc. (a Nevada corporation) as of June 30, 2000 and the related statements of operations for the three-month and six-month periods ended June 30, 2000 and for the period May 28, 1999 (Inception) to June 30, 1999, and statements of cash flows for the six months ending June 30, 2000 and for the period May 28, 1999 (Inception) to June 30, 1999. These financial statements are the responsibility of the Company's management.

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

I have previously audited, in accordance with generally accepted auditing standards, the balance sheet of Edgar Filing.net, Inc. as of December 31, 1999 and the related statements of income, changes in stockholders' equity, and cash flows for the period May 28, 1999 (Inception) to December 31, 1999 (not presented herein) and in my report dated February 4, 2000, I expressed an unqualified opinion on those financial statements.


/s/G. Brad Beckstead, CPA

August 4, 2000


Edgar Filing.net, Inc.
Balance Sheet
June 30, 2000 and December 31, 1999
                                           (unaudited)

                                           June 30,    December
                                                       31,
                                           2000        1999
Assets

Current assets:
Cash
                                           3,366       28,981
Short-term investments
                                           49,563      139,087
Accounts receivable
                                           10,935      325
Other current assets
                                           -           1,500
Organizational costs
                                           -           260
Total current assets
                                           63,864      170,153

Total Assets
                                           63,864      170,153

Liabilities and Stockholders' Equity

Current liabilities:
Income taxes payable
                                           1,145       1,145
Total current liabilities
                                           1,145       1,145

Long-term liabilities
                                           -           -

Total liabilities
                                           1,145       1,145

Stockholders' Equity:
Preferred   stock,   $0.001   par   value,
5,000,000
shares authorized, no shares issued
or outstanding
                                           -           -
Common stock, $0.001 par value, 20,000,000
shares authorized, 7,686,125 shares issued
and outstanding
                                           7,686       7,686
Additional paid-in capital
                                           154,834     154,834
(Deficit)/Retained earnings
                                           (99,801)    6,488
Total stockholders' equity (deficit)
                                           62,719      169,008

Total Liabilities and Stockholders' Equity
                                           63,864      170,153



Edgar Filing.net, Inc.
Statement of Operations
(unaudited)
For the Three Months and Six Months Ending June 30, 2000
and For the Period May 28, 1999 (Inception) to June 30, 1999

                                Three      Six         May  28,
                                Months     Months      1999
                                Ending     Ending      (Inception) to
                                June   30, June   30,  June 30,
                                2000       2000        1999


Revenue
                                5,020      15,240      1,200

Expenses:
General         administrative
expenses                        22,901     48,102      -
Total expenses
                                22,901     48,102      -

Net operating loss
                                (17,881)   (32,862)    1,200

Other income (expense):
Interest income
                                1,616      2,206
Gain (loss) on sale of assets
                                -          (75,633)    -
Total other income (expenses)
                                1,616      (73,427)    -

Net (loss) income
                                (16,265)   (106,289)   1,200

Weighted average number of
common shares outstanding
                                7,686,125  7,686,125   -

Net income (loss) per share
                                -          -           -



Edgar Filing.net, Inc.
Statement of Cash Flows
(unaudited)
For the Six Months Ending June 30, 2000
 and For the Period May 28, 1999 (Inception) to June 30, 1999

                                                (Unaudited)   May 28, 1999
                                                Quarter       (Inception)
                                                Ending        to
                                                June 30,      June 30,
                                                2000          1999
Cash flows from operating activities
Net (loss) income
                                                (106,289)     1,200

Adjustments to reconcile net income to net cash
used
by operating activities:
(Increase) decrease in:
Accounts receivable
                                                (10,610)     (1,200)
Other current assets
                                                1,500             -
Organizational costs
                                                260               -
Net cash used by operating activities
                                                (115,139)         -

Cash flows from investing activities
Proceeds from sale of marketable securities
                                                89,524            -
Net   cash   provided   (used)   by   investing
activities                                      89,524            -

Cash flows from financing activities
Net cash provided by financing activities
                                                -                 -

Net (decrease) increase in cash
                                                (25,615)          -
Cash - beginning
                                                28,981            -
Cash - ending
                                                3,366             -

Supplemental disclosures:
Interest paid
                                                1,874             -
Income taxes paid                               -                 -





Edgar Filing.net, Inc.
Notes to Financial Statements
June 30, 2000

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

Cash and Cash Equivalents

For purposes of financial statement presentation, the Company classifies all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents include money market funds of $49,563 at June 30, 2000.

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

Advertising Costs

Advertising  costs are charged to operations when  incurred.
There  were  no advertising costs for the six  months  ended
June 30, 2000.

Earnings per Share

Earnings per share is computed using the weighted average number of shares of common stock outstanding.

Dividends

The Company has not yet adopted any policy regarding payment of dividends. No dividends have been paid since inception.

Note   2   -  Summary  of  Significant  Accounting  Policies
(continued)

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

Note 3 - Securities

Although not a normal part of its operations, the Company does invest in marketable and other securities when it believes the investment will maximize any excess cash on hand. The Company did not have any investments in securities at June 30, 2000. At December 31, 1999, these securities were classified as available for sale securities and were reported at fair value, with the unrealized gains and losses included in comprehensive income. Costs are determined on an average cost per share basis for determining realized gains or losses. At December 31, 1999, these securities had a fair value of $139,087. Realized losses on these securities sold in 2000 were $75,633.

Note 4 - Related Party Transactions

The Company does not lease or rent any property. Office space and services are provided by the majority shareholder. Instead of paying rent for the use of the office space and services provided, the Company pays for certain leased equipment expenses incurred by companies owned by the
Company's majority shareholder. The amount paid to the related companies for the six months ending June 30, 2000 was $7,574.

The Company receives almost 100% of its revenues from clientele provided by a company that is owned by the Company's majority shareholder.

Included in accounts receivable at June 30, 2000, is  $7,390 that is due from a company that is owned by its majority shareholder.

For the six months ending June 30, 2000, 41% of the total consulting fees revenue was provided by a company that is owned by the Company's majority shareholder.

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

Item 2. Management's Discussion and Analysis of Operation

Brief History of the Company

EDGARr  Filing.net,  Inc. (";EDFN"; or the  ";Company";),  a
Nevada corporation incorporated on May 28, 1999, is a company with a principal business objective to provide electronic filing services for clients that need to electronically file prospectuses, registration statements, and other documents pursuant to federal securities laws with the Securities and Exchange Commission (SEC) via the SEC's electronic data gathering system entitled Electronic Data Gathering Analysis and Retrieval ("EDGARr"). This program requires participants or their agents to file disclosure information with the SEC in an electronic format rather than by the traditional paper filing package. This electronic format, usually in ASCII, includes additional submission information and coding "tags" within the document for aid in the SEC's analysis of the document and retrieval by the public. This electronic format is generally delivered by direct telecommunications, but may be delivered on magnetic computer tape or by diskette. EDGARr allows registrants to file, and the public to retrieve, disclosure information electronically.

Management's Plan of Operation

In this 3 month operating period ended June 30, 2000, the Company incurred an operating net loss of $16,265 for selling, general and administrative expenses related to operations. It has yet to receive any positive net income from operations.

In May of 1999, one (1) founding shareholder purchased 7,000,000 shares of the Company's authorized treasury stock for cash and an advance of organizational costs totaling $25,295. This original stock offering was made pursuant to Nevada Revised Statues Chapter 90.490. Additionally, in December of 1999, the Company completed an offering of six hundred and eighty six thousand one hundred and twenty five (686,125) shares of the Common Stock of the Company to approximately seventy nine (79) affiliated and unaffiliated shareholders. This offering was made in reliance upon an exemption from the registration provisions of Section 4(2) of the Securities Act of 1933, as amended, pursuant to Regulation D, Rule 504 of the Act. As of the date of this filing, the Company has seven million six hundred and eighty six thousand one hundred and twenty five (7,686,125) shares of its $0.001 par value common voting stock issued and outstanding which are held by approximately eighty-eight
(90) shareholders of record. Management fully anticipates that the proceeds from the sale of all of the Common Shares sold in the public offering delineated above will be sufficient to provide the Company's capital needs for the foreseeable future. The Company currently has no arrangements or commitments for accounts and accounts receivable financing. There can be no assurance that any such financing can be obtained or, if obtained, that it will be on reasonable terms.

As of June 30, 2000, the Company had yet to generate any positive net income from operations. The Company, however, expects to be generating positive cash flows from operations by the end of its fiscal year ending December 31, 2000.

Business Strategy Behind Distribution of Company Services

The economics underlying the Company's business strategy are simple. For each new client the Company is able to garner, the Company will usually be able to generate approximately $500 to $4,200 in initial revenues. From that point forward, as long as the client continues to utilize the Company's EDGARrization services, each client should be worth a minimum of approximately $2,000 in annual revenues due to the filing of each client's quarterly and annual SEC regulatory filings. It must be noted however that many companies may wish to electronically file documents in-house or in fact may turn to other sources which may detrimentally impact the Company's anticipated revenue sources. As such, the Company's industry segment is characterized by what is commonly referred to as ";recurring revenue."; The Company currently has a client base of approximately twenty (20) recurring revenue clients. Additionally, the Company expects to garner additional clients via its relationship with CMA if in fact CMA continues to secure new clientele for itself and its referrals of those potential clients result in new clientele for EDFN.

Growth Strategy of Company

The  Company  believes  that  the  current  marketplace   of
established EDGARr filers is highly fragmented, with literally dozens of EDGARr filers located throughout the country. As such, the Company believes that there is an opportunity for a publicly-traded EDGARr company to acquire several, smaller and more established EDGARr filers with already-established client bases. In short, the Company would like to be a consolidator of its industry. The Company can give no assurance, however, that it will be successful as a consolidator, however. EDFN has no present plan(s) formal or informal, to acquire any specific competitors nor are there any understandings, arrangements or agreements relating to any acquisitions.



Part II - Other Information

Item 6. Exhibits

Exhibit  Name and/or Identification of Exhibit
Number

23.      Consent of Independent Public Accountant

27.      Financial Data Schedule ending March 31, 2000


Signatures

In accordance with the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EDGAR Filing.net, Inc.
(Registrant)
Date: August 11, 2000
By: /s/Thomas M. Chavez
President and CEO