Form 10QSB/A
period 2000-06-30
EDGAR FILINGNET INC
filed 2000-08-30
CIK 1091406

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB/A

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2000
or
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to _____________
Commission File Number:
EDGAR® Filing.net, Inc. (Exact name of registrant as specified in its charter)
Nevada (State or other jurisdiction of incorporation or organization)	88-0428896 (I.R.S. Employer Identification No.)
3110 South Valley View, Las Vegas, NV (Address of principal executive offices)	89102 (Zip Code)
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

Edgar Filing.net, Inc.
Statement of Operations
(unaudited)
For the Three Months and Six Months Ending June 30, 2000
and For the Period May 28, 1999 (Inception) to June 30, 1999
	Three Months	Six Months	May 28, 1999
	Ending	Ending	(Inception) to
	June 30, 2000	June 30, 2000	June 30, 1999

Revenue	5,020	15,240	1,200

Expenses:
General administrative expenses	22,901	48,102	-
Total expenses	22,901	48,102	-

Net operating loss	(17,881)	(32,862)	1,200

Other income (expense):
Interest income	1,616	2,206
Gain (loss) on sale of assets	-	(75,633)	-
Total other income (expenses)	1,616	(73,427)	-

Net (loss) income	(16,265)	(106,289)	1,200

Weighted average number of
common shares outstanding	7,686,125	7,686,125	-

Net income (loss) per share	-	-	-

Edgar Filing.net, Inc.
Statement of Cash Flows
(unaudited)
For the Six Months Ending June 30, 2000
and For the Period May 28, 1999 (Inception) to June 30, 1999
	(Unaudited)	May 28, 1999
	Six Months Ending	(Inception) to
	June 30,	June 30,
	2000	1999
Cash flows from operating activities
Net (loss) income	(106,289)	1,200
Adjustments to reconcile net income to net cash used
by operating activities:
(Increase) decrease in:
Accounts receivable	(10,610)	(1,200)
Other current assets	1,500	-
Organizational costs	260	-
Net cash used by operating activities	(115,139)	-

Cash flows from investing activities
Proceeds from sale of marketable securities	89,524	-
Net cash provided (used) by investing activities	89,524	-

Cash flows from financing activities
Net cash provided by financing activities	-	-

Net (decrease) increase in cash	(25,615)	-
Cash - beginning	28,981	-
Cash - ending	3,366	-

Supplemental disclosures:
Interest paid	1,874	-
Income taxes paid	-	-

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

Management's Plan of Operation

In this 3 month operating period ended June 30, 2000, the Company incurred an operating net loss of $16,265 for selling, general and administrative expenses related to operations. It has yet to receive any positive net income from operations. The only components of expenditure include monthly rental payments on equipment and the employee's salary. Going forward, the Company will eliminate the monthly rental payments, significantly reducing it's overhead costs.

EDGAR Filing.net generates most of it's revenues at the end of the common fiscal quarters ending March 31, June 30, September 30, and year ending December 31. This is due to the recurring client base which require disclosure documents to be filed at this time. Revenue in the period between fiscal quarter ends is largely reliant on new clients who wish to file registration statements and amendments thereafter, and periodic current disclosure reports. The Company cannot effectively compare the current quarter to the same quarter last year as it was in the development stage and had not yet generated any revenue.

In May of 1999, one (1) founding shareholder purchased 7,000,000 shares of the Company's authorized treasury stock for cash and an advance of organizational costs totaling $25,295. This original stock offering was made pursuant to Nevada Revised Statues Chapter 90.490. Additionally, in December of 1999, the Company completed an offering of six hundred and eighty six thousand one hundred and twenty five (686,125) shares of the Common Stock of the Company to approximately seventy nine (79) affiliated and unaffiliated shareholders. This offering was made in reliance upon an exemption from the registration provisions of Section 4(2) of the Securities Act of 1933, as amended, pursuant to Regulation D, Rule 504 of the Act. As of the date of this filing, the Company has seven million six hundred and eighty six thousand one hundred and twenty five (7,686,125) shares of its $0.001 par value common voting stock issued and outstanding which are held by approximately eighty-eight (90) shareholders of record. Management fully anticipates that the proceeds from the sale of all of the Common Shares sold in the public offering delineated above will be sufficient to provide the Company's capital needs for the foreseeable future. It has generated revenue since shortly after inception and continues to do so increasingly as it attracts more clientele. The company has successfully reduced costs and anticipates reaching break-even point by the end of this fiscal year. The company believes that it has sufficient liquidity and cash reserves for the next 12 months. While these expectations are formulated based upon prudent and conservative presumptions, there can be no assurance that in fact such projections will indeed come to fruition. The company does believe however, that by positioning itself as a publicly traded and listed entity in this industry, it will secure a more optimal position in the view of the investing public. As such management believes that it would be more likely to attract additional investors via potential private placements should the need for additional capitalization present itself. Notwithstanding such an assessment, the company is not presently aware of any specific interest from potential investors, nor is management certain that such additional private capital will be available or that the company will in fact be successful in securing additional capital. If or when the company reaches break-even point and can therefore demonstrate to potential private investors that it can generate net income or profits, then this factor, coupled with publicly traded and listed status, will be utilized to market the company as an attractive investment for private placement purposes. Management has opted to pursue such a strategy in and about the first or second quarter of 2001. This strategy is reliant upon the company successfully listing on the OTC Bulletin Board, as management believes that without such listing it will prove far more difficult to successfully complete even a modest private placement. Given profitability and OTCBB listing, management intends on raising an additional $300,000.00 privately via the issuance of common stock, debt, or hybrid instruments as of yet not determined. This capital infusion shall be used mainly for aggressive marketing and advertising and supplementing the company's staff with one or two key personnel. If the company cannot succeed in implementing such a strategy, then its prospects for growth are substantially undermined. Without additional capitalization the company's capacity to survive as a going concern, much less achieve growth, is significantly constrained. Management is confident that no substantive additional capital will be needed until it is prepared to pursue its aggressive marketing strategy.

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

Growth Strategy of Company

The Company believes that the current marketplace of established EDGAR® filers is highly fragmented, with literally dozens of EDGAR® filers located throughout the country. As such, the Company believes that there is an opportunity for a publicly-traded EDGAR® company to acquire several, smaller and more established EDGAR® filers with already-established client bases. In short, the Company would like to be a consolidator of its industry. The Company can give no assurance, however, that it will be successful as a consolidator, however. EDFN has no present plan(s) formal or informal, to acquire any specific competitors nor are there any understandings, arrangements or agreements relating to any acquisitions.

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