Form 10QSB/A
period 2000-06-30
EDGAR FILINGNET INC
filed 2000-10-10
CIK 1091406

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB/A

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2000
or
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to _____________
Commission File Number:
EDGAR® Filing.net, Inc. (Exact name of registrant as specified in its charter)
Nevada (State or other jurisdiction of incorporation or organization)	88-0428896 (I.R.S. Employer Identification No.)
3110 South Valley View, Las Vegas, NV, Suite 105 (Address of principal executive offices)	89102 (Zip Code)
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

President, CEO, and CFO