Form 10QSB
period 2000-09-30
EDGAR FILINGNET INC
filed 2000-11-15
CIK 1091406

UNITED STATES
             SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C. 20549

                         FORM 10-QSB


(Mark One)
[X]              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2000 or

[ ]              TRANSITION REPORT PURSUANT TO SECTION 13 OR
                 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________

Commission File Number:

EDGAR Filing.net, Inc.
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

7,686,125


ITEM 1. FINANCIAL STATEMENTS

Edgar Filing.net, Inc.
Balance Sheet
(unaudited)
                                                  September 30,  December 31,
                                                  2000           1999
Assets

Current assets:

Cash                                              $48,808        $28,981

Short-term investments                            -              139,087

Accounts receivable                               12,634         325

Other current assets                              -              1,500

Organizational costs                              -              260

Total current assets                                             170,153

Total Assets                                      61,442         170,153

Liabilities and Stockholders' Equity

Current liabilities:
Income taxes payable                              1,145          1,145

Total current liabilities                         1,145          1,145

Long-term liabilities                             -              -

                                                  1,145          1,145

Stockholders' Equity:
Preferred stock, $0.001 par value, 5,000,000
shares authorized, no shares issued
or outstanding                                    -              -

Common stock, $0.001 par value, 20,000,000
shares authorized, 7,686,125 shares issued
and outstanding                                   7,686          7,686

Additional paid-in capital                        154,834        154,834

(Deficit)/Retained earnings                       (102,223)      6,488

                                                  60,297         169,008

Total Liabilities and Stockholders' Equity        61,442         $ 170,153




Edgar Filing.net, Inc.
Statement of Operations
(unaudited)

                                   Three Months Ending             Nine Months Ending
                                   September 30,   September 30,   September 30,  September 30,
                                   2000            1999            2000           1999

Revenue                                   $6,600          $7,680         $20,640         $8,880

Expenses:
General administrative expenses           11,112           4,129          55,542          4,129

Total expenses                            11,112           4,129          55,542          4,129

Net operating loss                        (4,512)          3,551         (34,902)         4,751

Other income (expense):

Interest income                              371               -           1,824              -

Gain (loss) on sale of assets                  -               -         (75,633)             -

Total other income (expenses)                371               -         (73,809)             -

Provision for income taxes                     -               -               -              -

Net (loss) income                         (4,141)          3,551        (108,711)         4,751

Weighted average number of
common shares outstanding              7,686,125       7,686,125        7,686,125     7,686,125

Net income (loss) per share                (0.00)           0.00            (0.01)         0.00



Edgar Filing.net, Inc.
Statement of Cash Flows
(unaudited)

                                                       Nine Months Ending
                                                       September 30,  September 30,
                                                       1999           2000

Cash flows from operating activities

Net (loss) income                                      4,751          (108,711)

Adjustments to reconcile net income to net cash used by operating activities:

(Increase) decrease in:

Accounts receivable                                    (625)          (12,309)

Organizational costs                                   -              260

Income taxes payable                                   -              -

Net cash used by operating activities                  4,126          (120,761)

Cash flows from investing activities

Proceeds from sale of marketable securities            -              -

Net cash provided (used) by investing activities       -              -

Cash flows from financing activities

Sale of common stock                                   25,000         -

Net cash provided by financing activities              25,000         -

Net (decrease) increase in cash                        29,126         (120,761)

Cash - beginning                                       -              169,568

Cash - ending                                          29,126         48,808

Supplemental disclosures:

Interest paid                                          1,874          1,874

Income taxes paid                                      -              -



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

On September 15, 1999, the Company issued 7,000,000 shares of its $0.001 par value common stock to its founding shareholders for cash in the amount of $25,295.00. $7,000.00 is considered common stock, and $18,295.00 is considered additional paid-in capital.

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

Cash and Cash Equivalents

For purposes of financial statement presentation, the Company classifies all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents include money market funds of $45,358 at September 30, 2000 and $24,118 at December 31, 1999

Accounts Receivable

Accounts receivable represent amounts due for consulting services
rendered.   No allowance has been provided on accounts receivable
because management believes all amounts are collectible.

Income Taxes

Deferred income tax assets and liabilities are computed annually for differences between the financial statement and tax basis of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities.

Advertising Costs

Advertising costs are charged to operations when incurred. There were no advertising costs for the nine months ended September 30, 2000.

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

Note 3 - Securities

Although not a normal part of its operations, the Company does invest in marketable and other securities when it believes the investment will maximize any excess cash on hand. The Company did not have any investments in securities at September 30, 2000. At December 31, 1999, these securities were classified as available for sale securities and were reported at fair value, with the unrealized gains and losses included in comprehensive income. Costs are determined on an average cost per share basis for determining realized gains or losses. At December 31, 1999, these securities had a fair value of $139,087. Realized losses on these securities sold in 2000 were $75,633.

Note 4 - Related Party Transactions

The Company does not lease or rent any property. Office space and services are provided by the majority shareholder. Instead of paying rent for the use of the office space and services provided, the Company pays for certain leased equipment expenses incurred by companies owned by the Company's majority shareholder. The amount paid to the related companies for the nine months ending September 30, 2000 was $7,574.

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



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATION

Brief History of the Company

EDGAR Filing.net, Inc. (";EDFN"; or the ";Company";), a Nevada corporation incorporated on May 28, 1999, is a company with a principal business objective to provide electronic filing services for clients that need to electronically file prospectuses, registration statements, and other documents pursuant to federal securities laws with the Securities and Exchange Commission (SEC) via the SEC's electronic data gathering system entitled Electronic Data Gathering Analysis and Retrieval ("EDGAR"). This program requires participants or their agents to file disclosure information with the SEC in an electronic format rather than by the traditional paper filing package. This electronic format, usually in ASCII, includes additional submission information and coding "tags" within the document for aid in the SEC's analysis of the document and retrieval by the public. This electronic format is generally delivered by direct telecommunications, but may be delivered on magnetic computer tape or by diskette. EDGAR allows registrants to file, and the public to retrieve, disclosure information electronically.

Management's Plan of Operation

In this 3 month operating period ended September 30,2000,the Company incurred an operating net loss of $16,265 for selling, general and administrative expenses related to operations. It has yet to receive any positive net income from operations.

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

As of September 30,2000, the Company had yet to generate any positive net income from operations. The Company, however, expects to be generating positive cash flows from operations by the end of its fiscal year ending December 31, 2000.

Business Strategy Behind Distribution of Company Services

The economics underlying the Company's business strategy are simple. For each new client the Company is able to garner, the Company will usually be able to generate approximately $500 to $4,200 in initial revenues. From that point forward, as long as the client continues to utilize the Company's
EDGARization services, each client should be worth a minimum of approximately $2,000 in annual revenues due to the filing of each client's quarterly and annual SEC regulatory filings. It must be noted however that many companies may wish to electronically file documents in-house or in fact may turn to other sources which may detrimentally impact the Company's anticipated revenue sources. As such, the Company's industry segment is characterized by what is commonly referred to as ";recurring revenue."; The Company currently has a client base of approximately twenty (20) recurring revenue clients. Additionally, the Company expects to garner additional clients via its relationship with CMA if in fact CMA continues to secure new clientele for itself and its referrals of those potential clients result in new clientele for EDFN.

Growth Strategy of Company

The  Company  believes  that  the  current  marketplace   of
established   EDGAR  filers  is  highly  fragmented,   with
literally dozens of EDGAR filers located throughout the country. As such, the Company believes that there is an opportunity for a publicly-traded EDGAR company to acquire several, smaller and more established EDGAR filers with already-established client bases. In short, the Company would like to be a consolidator of its industry. The Company can give no assurance, however, that it will be successful as a consolidator, however. EDFN has no present plan(s) formal or informal, to acquire any specific competitors nor are there any understandings, arrangements or agreements relating to any acquisitions.



PART II - OTHER INFORMATION

ITEM 6. EXHIBITS

Exhibit   Name and/or Identification of Exhibit
Number

23.       Consent of Independent Public Accountant

27.       Financial Data Schedule ending September 30, 2000


SIGNATURES

In accordance with the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EDGAR Filing.net, Inc.
(Registrant)

Date: November 14, 2000
By: /s/Thomas M. Chavez
Chief Executive Officer and Chief Financial Officer