Form 10KSB
period 2000-12-31
EDGAR FILINGNET INC
filed 2001-04-13
CIK 1091406

United States
                    Securities And Exchange Commission
                          Washington, D.C. 20549

                                FORM 10-KSB

[x] Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 2000

[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from __________ to __________


                          EDGAR FILING.NET, INC.
          (Exact Name Of Registrant As Specified In Its Charter)

                 Nevada                            88-0428896
   -------------------------------   -------------------------------------
   (State or other jurisdiction of   (I.R.S.Employer Identification Number)
    incorporation or organization)

  3639 Midway Drive, Suite B-339, San Diego, CA                     92110
-----------------------------------------------                   ----------
     (Address of principal executive offices)                     (Zip code)


Registrant's Telephone Number, Including Area Code: 800.606.7428

Securities Registered Pursuant To Section 12(B) Of The Act: None

Securities Registered Pursuant To Section 12(G) Of The Act:

Common stock, $.001 par value, 20,000,000 shares authorized, 7,686,125 issued and outstanding as of December 31, 2000.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes[x]  No[ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

[ ]

THE FOLLOWING DISCUSSION CONTAINS, IN ADDITION TO HISTORICAL INFORMATION, FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. EGRF'S ACTUAL RESULTS COULD DIFFER SIGNIFICANTLY FROM THE RESULTS DISCUSSED IN THE FORWARD-LOOKING STATEMENTS. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED BELOW AND IN
ITEM 7, "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION. "

                                  Part I
Item 1.Description of Business

A.     Business Development and Summary

EDGAR Filing.net, Inc. ("EGRF") a Nevada corporation incorporated on May 28, 1999, is a company with a principal business objective to provide electronic filing services for clients that need to electronically file prospectuses, registration statements, and other documents pursuant to federal securities laws with the Securities and Exchange Commission (SEC) via the SEC's electronic data gathering system entitled Electronic Data
Gathering  Analysis  and  Retrieval  ("EDGAR").   This  program   requires
participants or their agents to file disclosure information with the SEC in an electronic format rather than by the traditional paper-filing package. This electronic format, usually in ASCII, includes additional submission information and coding "tags" within the document for aid in the SEC's analysis of the document and retrieval by the public. This electronic format is generally delivered by direct telecommunications, but may be
delivered  on  magnetic  computer  tape  or  by  diskette.   EDGAR  allows
registrants to file, and the public to retrieve, disclosure information electronically.

B.     Business of Issuer

(1)    Principal Products and Services and Principal Markets

EDGAR Filing.net, Inc., is a full-service EDGARizing firm that files EDGAR reports on behalf of public companies. The scope of work undertaken by a full-service EDGARizing includes the following:

1.     Filing for EDGAR access codes;
2.     Conversion of document to EDGAR acceptable format;
3.     Client approval of EDGARized document;
4. Electronic filing of the document. EGRF has executed a trademark licensing agreement with the Securities and Exchange Commission (SEC) to use the EDGAR name (see exhibit 10).

Management of EGRF believes that public companies, through its services, will have the opportunity to receive all of the advantages of using an EDGAR filing agent, while keeping costs and fees to a minimum.

In addition, EGRF believes that it will be able to increase its market share as an SEC authorized EDGAR filer over the next approximately six (6) to twelve (12) months because of the following primary reasons:

(i)    EGRF's trained and experienced staff,
(ii) EGRF's strategic alliance with several Consulting Firms and Law Practices (EGRF has no formal agreement written or otherwise, with these companies, and does not anticipate remunerating for any referrals or references though EGRF may consider doing so in the near future.);
(iii) EGRF's "EDGAR Solutions Network" which allows attorneys, law firms, accounting firms, investor relations firms, and others to partner, refer and receive remuneration for referring clients to EGRF that need EDGARization services without having to maintain an EDGARization staff themselves, in house;
(iv)   Because of recent listing rule changes - adopted in January of 1999
- that require OTC-BB r companies to file an initial registration statement and periodic reports electronically with the SEC to either maintain their listing on this market or to receive approval for trading on the market in the first place; and
(v) Because of EGRF's low overhead and cost structure relative to its competitors.

EDGAR, EGRF and Industry Background

The SEC has established a program for the electronic filing of documents under the federal securities laws, entitled Electronic Data Gathering Analysis and Retrieval ("EDGAR"). This program requires participants or their agents to file disclosure information with the SEC in an electronic format rather than by the traditional paper-filing package. This electronic format, usually in ASCII, includes additional submission information and coding "tags" within the document for aid in the SEC's analysis of the document and retrieval by the public. This electronic format is generally delivered by direct telecommunications, but may be
delivered  on  magnetic  computer  tape  or  by  diskette.   EDGAR  allows
registrants to file and the public to retrieve disclosure information electronically.

The SEC began the development of EDGAR with a pilot program in 1984. Through a phase-in schedule, the SEC assigned one of ten dates by which all public companies must start filing disclosure documents through the EDGAR system, which began April 26, 1993. All publicly-held companies were expected to be required to file disclosure documents through EDGAR by May 1996, according to the phase-in schedule. As of that date, all public domestic companies were required to make their filings on EDGAR, except for filings made in paper because of a hardship exemption. In May 1999, the EDGAR system began accepting filings in html (hyper text markup language) format, which allowed filers to maintain the look and feel of the original document, instead of the typewriter style ASCII format. At the same time, the EDGAR system also allowed the use of "unofficial" PDF (portable document format) exhibits to filings.

In  addition,  OTC-BBr  companies file registration  statements  and  other
required  disclosure documentation with the SEC via EDGAR.   Non-reporting
companies, whose securities were already quoted on the OTC-BBr on January 4, 1999, were phased into compliance with the new NASDr requirements in June 2000, and companies out of compliance were delisted until they became fully reporting.

EGRF is continuously in the process of reviewing and testing software that will enable it to more quickly prepare and file the electronic version of financial and corporate documents. In addition, EGRF has spent time training its current staff to coordinate the preparation of these EDGAR
Filings.   EGRF  also  keeps  current and future participants  informed  of
EDGAR developments, and EGRF plans to increase these efforts over the next approximately twenty-four (24) months. EGRF also plans to institute a toll-free telephone information line for its customer's questions regarding EDGAR and also distribute EDGAR rules, forms and reference materials.

EGRF has experienced an increased demand for its EDGAR Filing services through its relationship with consulting firms and law practices, and believes that it will continue to experience increased demand for its services going forward as those firms continue to ramp up operations and as more OTC-BB companies are required to file regular statements and financials with the SEC.

It must be noted however; that professional legal/business printers increasingly provide EDGAR filing services and that this additional competition may adversely effect EGRF sales or capacity to retain or increase clientele or business. Additionally, many filers file disclosure documentation in-house without resorting to the use of and EDGAR filing agent. To the extent that issuer(s)/filers opt not to secure the services of a filing agent, EGRF may be adversely effected in terms of the overall business it might potentially gain.

(2)    Distribution Methods of the Products or Services

Business Strategy Behind Distribution of Company Services

The economics underlying EGRF's business strategy are simple. For each new client EGRF is able to garner, EGRF will usually be able to generate approximately $500 to $4,200 in initial revenues. Those revenues are based on EGRF's current fee and retainer structure, which ranges from one hundred
(100) dollars minimum with no maximum. For example, the average form 10-sb filing generates twelve hundred (1,200) dollars in initial revenue, and each amendment thereafter will also garner five (5) to one thousand (1,000) dollars. From that point forward, as long as the client continues to utilize EGRF's services, each client should be worth a minimum of approximately $2,000 in annual revenues due to the filing of each client's quarterly and annual SEC regulatory filings. It must be noted however that many companies may wish to electronically file documents in-house or in fact may turn to other sources that may detrimentally impact EGRF's anticipated revenue sources. As such, EGRF's industry segment is characterized by what is commonly referred to as "; recurring revenue." EGRF currently has a client base of approximately twenty (20) recurring revenue clients. Additionally, EGRF expects to garner additional clients via its relationships with consulting firms and law practices.

Growth Strategy of Company

EGRF believes that the current marketplace of established EDGAR filers  is
highly   fragmented,  with  literally  dozens  of  EDGAR  filers   located
throughout  the  country.   As  such,  EGRF  believes  that  there  is   an
opportunity for a publicly traded EDGAR company to acquire several, smaller and more established EDGAR.

EGRF has re-designed it's website providing it's clientele with additional information on it's services, including additional information on the EDGAR process and the capabilities to search the EDGAR database for submitted filings. Additionally, EGRF plans to select and implement an online credit card payment system, an automated services and fees quotation system for not standard filings, and standard forms download to further simplify the overall EDGARization process. Other growth strategies include an aggressive targeted marketing campaign, advertisement in trade publications, and yearly services agreements with current and potential clients for their total yearly EDGAR filing needs for a lump sum price.

(3)    Status of any Announced New Product or Service

EGRF recently began offering HTML (Hypertext Markup Language) and unofficial PDF (Portable Document Format) filing service for those clients who prefer their documents to appear similar to their original format. EGRF introduced this product to meet current demands and to help generate additional revenues. EGRF has also adopted the next generation of SEC software, which allows for filings to be transmitted via the Internet for no fee instead of the older, slower, dial-up method. Documents still require much work to conform to the requirements of the EDGAR system.

(4)    Industry Background

The SEC has established a program for the electronic filing of documents under the federal securities laws, entitled Electronic Data Gathering Analysis and Retrieval ("EDGAR"). This program requires participants or their agents to file disclosure information with the SEC in an electronic format rather than by the traditional paper-filing package. This electronic format, usually in ASCII, includes additional submission information and coding "tags" within the document for aid in the SEC's analysis of the document and retrieval by the public. This electronic format is generally delivered by direct telecommunications, but may be
delivered  on  magnetic  computer  tape  or  by  diskette.   EDGAR  allows
registrants to file and the public to retrieve disclosure information electronically.

The SEC began the development of EDGAR with a pilot program in 1984. Through a phase-in schedule, the SEC has assigned one of ten dates by which all public companies must start filing disclosure documents through EDGAR operational system, which began April 26, 1993. All publicly-held companies were expected to be required to file disclosure documents through EDGAR by May 1996, according to the phase-in schedule. In addition, the
NASD has mandated that OTC-BBr companies are to file registration statements with the SEC via EDGAR, and to begin filing periodic filings with the SEC, which will likely greatly increase the number of companies that need to utilize EDGAR filer services.

In May of 1999 the EDGAR system began accepting documents in HTML (Hypertext Markup Language) and unofficial documents in PDF (Portable Document Format). This modernization of the EDGAR system was intended to make the system more user friendly, and give the documents submitted a look which was closer to that of the original document. At some point in the future, the SEC will no longer accept the traditional ASCII documents, and HTML will become the new standard.

(5)    Raw Materials and Suppliers

EGRF is a service business, and thus does not use raw materials or have any significant suppliers.

(6)    Customers

EGRF currently has approximately twenty (20) clients, and EGRF is generating approximately two (2) to six (6) new clients per month. As such, EGRF's current revenues are not dependent on any one or even a few major customers.

(7) Patents, Trademarks, Licenses, Franchises, Concessions, Royalty Agreements, or Labor Contracts

EGRF does not believe that its success is dependent on patents, trademarks, licenses, or proprietary technology or software of any kind.

EGRF currently has an agreement (previously filed) with the Securities and Exchange Commission to use the EDGAR name. This agreement allows for cost free use of the EDGAR pursuant to the terms and conditions set forth in the agreement. The agreement has a ten-year term, which may be renewed upon mutual consent of the parties. When using the EDGAR name in promotional or marketing materials, EGRF must first present the materials to the Associate General Counsel for Litigation and Administrative Practice of the SEC for approval, but may use the material if the Associate General Counsel or his or her designee has not objected in writing within twenty days.

Although EGRF believes that its operations do not infringe on any copyright or any other proprietary rights of third parties, there can be no assurance that those parties will not assert that EGRF's business procedures infringe their proprietary rights. EGRF has no assurance that third parties will not obtain, or do not have, patents covering features of EGRF's operations, in which event EGRF or its customers might be required to obtain licenses to use such features. If a patent holder refuses to grant a license on reasonable terms or at all, EGRF may be required to alter certain products or stop marketing them.

(8)    Regulation

EGRF requires the securing of a trademark license issued by the SEC for use of the name or phrase EDGAR in its materials.

(9)    Effect of Existing or Probable Government Regulations

None-not applicable.

(10)   Research and Development Activities

EGRF's business and industry does not rely on research and development activities. EGRF has yet to incur any research and development costs from May 28, 1999 (date of inception) through December 31, 2000. In addition, EGRF does not expect to incur any research and development expenses during the fiscal and calendar year ending December 31, 2001.

(11)   Impact of Environmental Laws

EGRF is not aware of any federal, state, or local environmental laws that would effect its operations.

(12)   Employees

EGRF presently has one full-time employee. EGRF's employee is currently not represented by a collective bargaining agreement, and EGRF believes that its relations with its employees are good.

Item 2.Description of Property

A.     Description of Property

EGRF's corporate headquarters are located at 3639 Midway Drive, Suite B-339, San Diego, California 92110. An Officer, at no cost to EGRF, provides the office space. Additionally, there are currently no proposed programs for the renovation, improvement or development of the properties currently being utilized by EGRF. Should the Officer cease to provide office space at no cost, EGRF will be compelled to lease its own space, which may detrimentally affect the cost of its operations.

Item 3.Legal Proceedings

EGRF is not currently involved in any legal proceedings nor does it have knowledge of any threatened litigation.

Item 4.Submission of Matters to a Vote of Security Holders

There are no current matters that require voting by the Security Holders

                                  Part II

Item 5.Market for Common Equity and Related Stockholder Matters

A.     Market Information

(1) The common stock of EGRF is not currently traded on the OTC Bulletin Board or any other formal or national securities exchange. Being a start-up company, there is no fiscal history to disclose. There is no public market for any of EGRF's securities at present.

(2)(i) There is currently no Common Stock that is subject to outstanding options or warrants to purchase, or securities convertible into, EGRF's common stock.

(ii)    There  are approximately 7,010,500 shares of common stock  of  EGRF
which  are  restricted pursuant to Rule 144 of the 33' Act.   These  shares
cannot be sold or transferred unless done so in accordance with Rule 144.

(iii) There is currently no common equity that is being or is proposed to be publicly offered by the registrant, the offering of which could have a material effect on the market price of the issuer's common equity.

B.     Holders

As of December 31, 2000, EGRF had approximately 80 stockholders of record.

C.     Dividend Policy

EGRF has not paid any dividends to date. In addition, it does not anticipate paying dividends in the immediate foreseeable future. The board of directors of EGRF will review its dividend policy from time to time to determine the desirability and feasibility of paying dividends after giving consideration to EGRF's earnings, financial condition, capital requirements and such other factors as the board may deem relevant.

D.     Reports to Shareholders

EGRF intends to furnish its shareholders with annual reports containing audited financial statements and such other periodic reports as EGRF may determine to be appropriate or as may be required by law. EGRF is required to comply with periodic reporting, proxy solicitation and certain other requirements by the Securities Exchange Act of 1934.

E.     Transfer Agent and Registrar

The Transfer Agent for the shares of common voting stock of EGRF is Shelley
Godfrey,  Pacific  Stock Transfer Company, 5844 S.   Pecos,  Suite  D,  Las
Vegas, Nevada 89120, (702)-361-3033.

Item 6.Management's Discussion and Analysis or Plan of Operation

A.     Management's Plan of Operation

(1) In the fiscal year ended December 31, 2000, EGRF incurred an operating net loss of $113,772 for selling, general, administrative, and investment expenses related to start-up operations. It has yet to receive any positive net income from operations.

The major components to expenses faced by EGRF in its day-to-day operations include payroll, which is limited $2,500.00 monthly until such a time as management decides to employ additional personnel. Additionally EGRF expends approximately $150.00 monthly on incidental office expenses such as internet service, telephones, and basic office supplies. Management intends to continue minimize costs until such a time in its discretion it believes expansion would be prudent. One element in making this determination is positive cash flow on a quarterly basis. If or when EGRF is successful in achieving this quarterly positive cash flow, it is likely that EGRF will consider expanding its personnel, which will increase costs.

In May of 1999, one (1) founding shareholder purchased 7,000,000 shares of EGRF's authorized treasury stock for cash and an advance of organizational costs totaling $25,295. This original stock offering was made pursuant to Nevada Revised Statues Chapter 90.490. Additionally, in December of 1999, EGRF completed an offering of six hundred and eighty six thousand one hundred and twenty five (686,125) shares of the Common Stock of EGRF to approximately seventy-nine (79) affiliated and unaffiliated shareholders, which resulted in $137,225 to EGRF. This offering was made in reliance upon an exemption from the registration provisions of Section 4(2) of the Securities Act of 1933, as amended, pursuant to Regulation D, Rule 504 of the Act. As of the date of this filing, EGRF has seven million six hundred and eighty six thousand one hundred and twenty five (7,686,125) shares of its $0.001 par value common voting stock issued and outstanding which are held by approximately eighty-eight (88) shareholders of record. Management has determined that the proceeds from the sale of all of the Common Shares sold in the public offering delineated above will be sufficient to provide EGRF's capital needs for the next twelve (12) months. EGRF currently has no arrangements or commitments for accounts and accounts receivable financing. There can be no assurance that any such financing can be obtained or, if obtained, that it will be on reasonable terms.

EGRF has no current commitments or other long-term debt. Additionally, EGRF has and may in the future invest in short-term investments from time to time. There can be no assurance that these investments will result in profit or loss.

As of December 31, 2000, EGRF has yet to generate any positive net income from operations. It has generated revenue since shortly after inception and continues to do so increasingly as it attracts more clientele. EGRF believes that it has sufficient liquidity and cash reserves for the next 12 months. While these expectations are formulated based upon prudent and conservative presumptions, there can be no assurance that in fact such projections will indeed come to fruition. EGRF does believe however, that by positioning itself as a publicly traded and listed entity in this industry, it will secure a more optimal position in the view of the investing public. As such management believes that it would be more likely to attract additional investors via potential private placements should the need for additional capitalization present itself. Notwithstanding such an assessment, EGRF is not presently aware of any specific interest from potential investors, nor is management certain that such additional private capital will be available or that EGRF will in fact be successful in securing additional capital. If or when EGRF reaches break-even point and can therefore demonstrate to potential private investors that it can generate net income or profits, then this factor, coupled with publicly traded and listed status, will be utilized to market EGRF as an attractive investment for private placement purposes. This strategy is reliant upon EGRF successfully listing on the OTC Bulletin Board, as management believes that without such listing it will prove far more difficult to successfully complete even a modest private placement. Given profitability and OTCBB listing, management intends on raising an additional $300,000.00 privately via the issuance of common stock, debt, or hybrid instruments as of yet not determined. This capital infusion shall be used mainly for aggressive marketing and advertising and supplementing EGRF's staff with one or two key personnel. If EGRF cannot succeed in implementing such a strategy, then its prospects for growth are substantially undermined. Without additional capitalization EGRF's capacity to survive as a going concern, much less achieve growth, is significantly constrained. Management is confident that no substantive additional capital will be needed until it is prepared to pursue its aggressive marketing strategy.

(2) No engineering, management or similar report has been prepared or provided for external use by EGRF in connection with the offer of its securities to the public.

(3) Management believes that EGRF's future growth and success will not be largely dependent on its ability to develop or acquire products and technology, and as such, EGRF does not believe that its future product or service offerings will require substantial research and development.

EGRF has yet to incur any research and development costs from May 28, 1999 (date of inception) through December 31, 2000. In addition, EGRF does not anticipate incurring any substantial research and development costs through the fiscal and calendar year ending December 31, 2000.

(4) EGRF currently does not expect to purchase or sell any of its facilities or equipment.

(5) Management does not anticipate any significant changes in the number of employees over the next approximately six (6) months.

(6)     EGRF  has  conformed  to  the recent modernization  of  the  EDGAR system, and now submits some documents in HTML format instead of the traditional ASCII format. As a result, the documents appear close to their original format, retaining most of the original characteristics of the document. This service creates additional revenue for EGRF as its complexity commands higher fees.

B.     Segment Data

As of December 31, 2000, EGRF has generated revenue from only one primary source-that being the EDGARization services that it provides to its clients as fully described herein. Accordingly, no table showing percentage breakdown of revenue by business segment or product line is included.

C.     Investment Policies

Management of EGRF does not currently have policies regarding the acquisition or sale of assets primarily for possible capital gain or primarily for income. EGRF does not presently hold any long-term investments or interests in real estate, investments in real estate mortgages or securities of or interests in persons primarily engaged in real estate activities.

Item 7.Financial Statements

G. BRAD BECKSTEAD
Certified Public Accountant
330 E. Warm Springs
Las Vegas, NV 89119
702.528.1984
425.928.2877efax

                       INDEPENDENT AUDITOR'S REPORT


March 26, 2001

Board of Directors
EDGAR Filing.net, Inc.
3110 S. Valley View, Ste. 105
Las Vegas, NV 89102

I   have  audited  the  Balance  Sheet  of  EDGAR  Filing.net,  Inc.  (the
"Company"), as of December 31, 2000 and 1999, and the related Statements of Operations, Stockholders' Equity, and Cash Flows for the years then ended. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statement presentation. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of EDGAR Filing.net, Inc., as of December 31, 2000 and 1999, and the results of its operations, stockholders' equity and cash flows for the years then ended in conformity with generally accepted accounting principles.



/s/G. Brad Beckstead, CPA

                           EDGAR Filing.net, Inc.

                              Balance Sheets
                                   as of
                        December 31, 2000 and 1999

                                    and

                           Statements of Income,
                         Stockholders' Equity, and
                                Cash Flows
                               for the years
                                   ended
                             December 31, 2000
                                    and
                             December 31, 1999

                             TABLE OF CONTENTS


Independent Auditor's Report

Balance Sheet

Income Statement

Statement of Stockholders' Equity

Statement of Cash Flows

Footnotes

                          EDGAR Filing.net, Inc.
                               Balance Sheet



                                        December 31,       December 31,
                                        2000               1999
Assets                                  ------------------------------

Current assets:
Cash                                      $43,646             $28,981
Short-term investments                         $0            $139,087
Accounts receivable                       $12,735                $325
Other current assets                           $0              $1,500
Organizational costs                           $0                $260
                                        ------------------------------
Total current assets                      $56,381            $170,153
                                        ------------------------------
Total Assets                              $56,381            $170,153
                                        ==============================
Liabilities and Stockholders' Equity

Current liabilities:
Income taxes payable                       $1,145               $1,145
                                        ------------------------------
Total current liabilities                  $1,145               $1,145
                                        ------------------------------
Long-term liabilities                          $0                   $0
                                        ------------------------------
Total liabilities                          $1,145               $1,145
                                        ------------------------------
Stockholders' Equity:

Preferred stock, $0.001 par value,
5,000,000 shares authorized, no
shares issued or outstanding                   $0                   $0

Common stock, $0.001 par value,
20,000,000 shares authorized,
7,686,125 shares issued
and outstanding                            $7,686               $7,686

Additional paid-in capital               $154,834             $154,834
(Deficit)/Retained earnings             ($107,284)              $6,488
                                        ------------------------------
Total stockholders' equity (deficit)      $55,236             $169,008
                                        ------------------------------
Total Liabilities and
Stockholders' Equity                      $56,381             $170,153
                                        ==============================

              See Accompanying Notes to Financial Statements

                          EDGAR Filing.net, Inc.
                          Statement of Operations



                                For the years ended
                                December 31,
                                -------------------------
                                     2000            1999
                                -------------------------

Revenue                           $21,490         $13,544
                                -------------------------
Expenses:
Depreciation and amortization          $0             $35
General administrative expenses   $60,086         $24,988
                                -------------------------
Total expenses                    $60,086         $25,023
                                -------------------------

Net operating loss               ($38,596)       ($11,479)

Other income (expense):
Interest income                    $2,331            $189
Interest expense                  ($1,874)             $0
Gain or (loss) on investments    ($75,633)        $18,923

Provision for income taxes             $0         ($1,145)
                                -------------------------
Net income or (loss)            ($113,772)         $6,488
                                =========================
Weighted average number of
common shares outstanding       7,686,125       7,686,125
                                =========================
Net income (loss) per share         (0.01)           0.00
                                =========================

              See Accompanying Notes to Financial Statements

                          EDGAR Filing.net, Inc.
               Statement of Changes in Stockholders' Equity
         Period From Inception (May 28, 1999) to December 31, 2000



                                                            Deficit
                                                            Accumulated Total
                              Common Stock       Additional During the  Stock-
                              -----------------  Paid-in    Development holders
                              Shares     Amount  Capital    Stage       Equity
                              -------------------------------------------------
June 15, 1999
Founders shares
issued for cash                7,000,000  7,000    18,295        -      25,295

November 30, 1999
Shares issued for cash pursuant
to Rule 504 offering             686,125    686   136,539              137,225

Net income for the period ended
December 31, 1999                                            6,488       6,488
                              -------------------------------------------------
Balance, December 31, 1999     7,686,125  7,686   154,834    6,488     169,008

Net loss for the year ended
December 31, 2000                                         (113,772)   (113,772)
                              -------------------------------------------------
Balance, December 31, 2000     7,686,125  7,686   154,834 (107,284)     55,236
                              =================================================

              See Accompanying Notes to Financial Statements

                          EDGAR Filing.net, Inc.
                          Statement of Cash Flows



                                                  For the years ending
                                                  --------------------------
                                                  December 31,  December 31,
                                                  2000          1999
                                                  --------------------------
Cash flows from operating activities

Net (loss) income                                  ($113,772)       $6,488

Depreciation and amortization                             $0           $35

(Gain) or loss on sale of
marketable securities                                 $75,633      ($18,923)

Adjustments to reconcile net
income to net cash used
by operating activities:

(Increase) decrease in:

Accounts receivable                                  ($12,410)        ($325)

Other current assets                                   $1,500       ($1,500)

Organizational costs                                     $260         ($295)

Increase (decrease) in:

Income taxes payable                                       $0        $1,145
                                                  --------------------------
Net cash used by operating activities                ($48,789)     ($13,375)
                                                  --------------------------
Cash flows from investing activities

Purchase of marketable securities                   ($318,812)    ($375,588)

Proceeds from sale of marketable securities          $382,266      $255,424
                                                  --------------------------
Net cash used by investing activities                 $63,454     ($120,164)
                                                  --------------------------
Cash flows from financing activities

Common stock                                               $0      $162,520
                                                  --------------------------
Net cash provided by financing activities                  $0      $162,520
                                                  --------------------------
Net (decrease) increase in cash                       $14,665       $28,981

Cash - beginning                                      $28,981            $0
                                                  --------------------------
Cash - ending                                         $43,646       $28,981
                                                  ==========================

              See Accompanying Notes to Financial Statements

                          EDGAR Filing.net, Inc.
                       Notes to Financial Statements

Note 1 - History and Organization of the Company

The Company operates as a Security Exchange Commission documents filing company. It was organized May 28, 1999 (Date of Inception) under the laws of the State of Nevada, as EDGAR Filing.net, Inc.

Note 2 - Summary of Significant Accounting Policies

Cash and Cash Equivalents
-------------------------
For purposes of financial statement presentation, the Company classifies all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents include money market funds of $38,365 at December 31, 2000.

Accounts Receivable
-------------------
Accounts receivable represent amounts due for consulting services rendered. No allowance has been provided on accounts receivable because management believes all amounts are collectible.

Income Taxes
------------
Deferred income tax assets and liabilities are computed annually for differences between the financial statement and tax basis of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable o the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities.

Advertising Costs
-----------------
Advertising costs are charged to operations when incurred. There were no advertising costs for the year ended December 31, 2000.

Earnings per Share
------------------
Earnings per share is computed using the weighted average number of shares of common stock outstanding.

Dividends
---------
The Company has not yet adopted any policy regarding payment of dividends. No dividends have been paid since inception.

Use of Estimates
----------------
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Note 3 - Marketable securities

Although not a normal part of its operations, the Company does invest in marketable and other securities when it believes the investment will maximize any excess cash on hand. The Company did not have any investments in securities at December 31, 2000. At December 31, 1999, these securities were classified as available for sale securities and were reported at fair value, with the unrealized gains and losses included in comprehensive income. Costs are determined on an average cost per share basis for determining realized gains or losses. At December 31, 1999, these securities had a fair value of $139,087. Realized losses on these securities sold in 2000 were $75,633.

Note 4 - Stockholders' Equity

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

                          EDGAR Filing.net, Inc.
                       Notes to Financial Statements

On November 30, 1999, the Company issued 686,125 shares of its $0.001 par value common stock to investors pursuant to rule 504 offering for a total amount of $137,225.00. $686.00 represents common stock and $136,539.00 represents additional paid-in capital.

There have been no other issuances of common or preferred stock.

Note 5 - Related Party Transactions

The Company does not lease or rent any property. The majority shareholder provides office space and services. Instead of paying rent for the use of the office space and services provided, the Company pays for certain leased equipment expenses incurred by companies owned by the Company's majority shareholder. The amount paid to the related companies for the year ended December 31, 2000 was $7,574.

The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts.

Note 6 - Warrants and Options

There are no warrants or options outstanding to acquire any additional shares of common stock.



Item 8.Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

None.  Not Applicable

                                 PART III

Item 9.Directors, Executive Officers and Significant Employees

A.     Directors, Executive Officers and Significant Employees

The names, ages and positions of EGRF's directors and executive officers are as follows:

Name                 Age   Position
----                 ---   --------
Kamyar Beihagi       29    President ,CEO, and Director
Volker Hoehne        35    Secretary and Treasurer

Kamyar Beihagi, President and CEO - Mr. Beihagi holds an Architectural Engineering degree from The Pennsylvania State University and an MBA in Information Systems from San Diego State University. Mr. Beihagi's experience spans over six years and includes architectural consulting, project management, and information systems consultant. Few projects that Mr. Beihagi has led or participated in include performing of a contract compliance audit on the construction of a mega resort casino and hotel ($1.2 Billion) in Las Vegas and two casinos in Mississippi, change order cost management on a Guaranteed Maximum Price contract for construction of an office building in Reno, project management of 19 full retail music stores in Northeast US, and diagnostic claims analysis consulting for a major insurance carrier. Mr. Beihagi also has experience in implementation and end user training of SAP and Business Information Warehouse. Additionally, he has developed several Computer Based Training courses and has overseen implementation of several company-wide accounting software. Mr. Beihagi speaks three languages and volunteers his free time to Habitat for Humanities.

Volker Hoehne, Corporate Secretary, and Treasurer - Mr. Hoehne has a background in managing finances and accounting for Fortune 100 Enterprise Resource Package (ERP) SAP implementations ranging in size from $1M to $33M per project. His accomplishments include: restructuring of California higher education delivery mechanisms to meet employer Quality Assurance/Quality Control metric; founding conflict resolution programs at public and private universities. He has served on community mediation, regional government and Joint Venture Silicon Valley network industry boards. Mr. Hoehne holds a MBA from Humboldt State University, BA in Environmental Studies from UC Santa Cruz and Certification in Mediation From Humboldt Mediation Services.

B.     Family Relationships

None - Not applicable.

C.      Involvement on Certain Material Legal Proceedings During  the  Last
Five Years

(1) No director, officer, significant employee or consultant has been convicted in a criminal proceeding, exclusive of traffic violations.

(2) No director, officer, or significant employee has been permanently or temporarily enjoined, barred, suspended or otherwise limited from involvement in any type of business, securities or banking activities.

(3) No director, officer or significant employee has been convicted of violating a federal or state securities or commodities law.

Item 10.       Executive Compensation

A.     Remuneration of Directors and Executive Officers

EGRF does not currently have employment agreements with its executive officers but expects to sign employment agreements with each in the next approximately twelve (12) months. All executive officers of EGRF prior to December 31, 2000 - with the exception of EGRF's former President and CEO, Thomas M. Chavez - did not draw a formal salary from EGRF. Over the next twelve (12) months, however, each executive officer is expected to draw the following annual compensation. EGRF does not currently have a stock option plan.

(1)    Name of Individual or   Capacities in Which
       Identity of Group       Remuneration Was Recorded  Annual Compensation

       Kamyar Beihagi          President and CEO               $ 30,000

(1)    Compensation of Directors
There were no arrangements pursuant to which any director of EGRF was compensated for the period from May 28, 1999 to December 31, 2000 for any service provided as a director. In addition, no such arrangement is contemplated for the foreseeable future.

Item  11.        Security  Ownership  of Management  and  Certain  Security
Holders

A.     Security Ownership of Management and Certain Beneficial Owners

The following table sets forth information as of the date of this Registration Statement certain information with respect to the beneficial ownership of the Common Stock of EGRF concerning stock ownership by (i) each director, (ii) each executive officer, (iii) the directors and officers of EGRF as a group, (iv) and each person known by EGRF to own
beneficially  more  than  five percent (5%) of the  Common  Stock.   Unless
otherwise indicated, the owners have sole voting and investment power with respect to their respective shares.
                                                        Amount
Title Of                                                of shares      Percent
Class    Name of Beneficial Owner    Position           held by Owner  of Class
-------------------------------------------------------------------------------
Common   Kamyar Beihagi              President and CEO  5,093,996      72.77%

Common   Michael Kelly/Lindsay Wurzer   N/A             449,970         6.43%

Common   Donald K. Miner                N/A             1,050,000      12.73%

Common   All Executive Officers
         and Directors and 5%
         shareholders as a Group
         (1 Person)                                     6,593,966      91.93%

B.     Persons Sharing Ownership of Control of Shares

No person or entity, other than Kamyar Beihagi and Donald Miner owns or shares the power to vote ten percent (10%) or more of EGRF's securities. Michael Kelley and Lindsay Wurzer or husband and wife.

C.     Non-voting Securities and Principal Holders Thereof

EGRF has not issued any non-voting securities.

D.     Options, Warrants and Rights

There are no options, warrants or rights to purchase securities of EGRF.

E.     Parents of the Issuer

Under the definition of parent, as including any person or business entity who controls substantially all (more than 80%) of the issuer's common stock, EGRF has no parent.

Item 12.       Certain Relationships and Related Transactions

On December 15, 2000, Mr. Anthony M. Mello, III of 3110 South Valley View, Las Vegas, NV, 89102, a majority shareholder of the registrant, sold all of his holdings in EDGAR Filing.net, Inc. consisting of 5,093,996 (five million ninety-three thousand nine hundred and ninety-six) shares of common stock in exchange for a promissory note totaling $5,093.97 (at par value of $0.001 per share) to Mr. Kamyar Beihagi of San Diego, CA.

On December 31, 2000, Mr. Thomas M. Chavez, CEO and the sole director of the registrant resigned from all of his positions with the registrant. The reason for Mr. Chavez' resignation was the pursuit of other business interests. At the time of resignation, Mr. Chavez had no disagreements with the registrant.

Concurrently with Mr. Chavez' resignation, Mr. Beihagi became President, CEO, and Sole Director of the registrant.

Item 13.       Exhibits and Reports on Form 8-K


Exhibit Number    Name and/or Identification of Exhibit
--------------    -------------------------------------
23.               Consent of Experts and Counsel
                  Consents of independent public accountants







                                SIGNATURES
In accordance with Section 12 of the Securities Exchange Act of 1934, the registrant caused this amended registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

                          EDGAR Filing.net, Inc.
                               (Registrant)

Date:  Wednesday, April 11, 2001

By:    /s/ Kamyar Beihagi
Kamyar Beihagi, President, Chief Executive Officer, and Director

By:    /s/ Volker Hoehne
Volker Hoehne, Secretary and Treasurer