Form 10QSB
period 2001-03-31
EDGAR FILINGNET INC
filed 2001-05-15
CIK 1091406

UNITED STATES
             SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C. 20549

                         FORM 10-QSB


(Mark One)
[X]              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001 or

[ ]              TRANSITION REPORT PURSUANT TO SECTION 13 OR
                 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________

Commission File Number:

                         EDGAR Filing.net, Inc.
        ------------------------------------------------------
        (Exact name of registrant as specified in its charter)


            Nevada                              88-0428896
-------------------------------    ------------------------------------
(State or other jurisdiction of    (I.R.S. Employer Identification No.)
incorporation or organization)


     3639 Midway Drive, Suite B-339, San Diego, CA         92110
     ---------------------------------------------       ----------
       (Address of principal executive offices)          (Zip Code)


                              800.606.7428
         ----------------------------------------------------
         (Registrant's telephone number, including area code)


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

                                 7,686,125

                             TABLE OF CONTENTS
                             -----------------



PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.
Item 2. Management's Discussion and Analysis or Plan of Operation.

PART II - OTHER INFORMATION

Item 6.  Exhibit 23 Consent of Independent Public Accountant

SIGNATURES

                     Edgar Filing.net, Inc.

                          Balance Sheet
                              as of
                         March 31, 2001
                       and March 31, 2000

                               and

                    Statements of Operations,
                               and
                           Cash Flows
                   for the Three Months Ending
                     March 31, 2001 and 2000

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.



Independent Accountant's Review Report

Balance Sheet

Statement of Operations

Statement of Cash Flows

Footnotes

G. BRAD BECKSTEAD
Certified Public Accountant
                                              330 E. Warm Springs
                                              Las Vegas, NV 89119
                                                     702.528.1984
                                              425.928.2877 (efax)


             INDEPENDENT ACCOUNTANT'S REVIEW REPORT


Board of Directors
Edgar Filing.net, Inc.
Las Vegas, NV

I have reviewed the accompanying balance sheet of Edgar Filing.net, Inc. (a Nevada corporation) as of March 31, 2001 and the related statements of operations for the three-months ended March 31, 2001 and 2000, and statements of cash flows for the three-month period ending March 31, 2001 and 2000. These financial statements are the responsibility of the Company's management.

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

I have previously audited, in accordance with generally accepted auditing standards, the balance sheet of Edgar Filing.net, Inc. as of December 31, 2000, and the related statements of operations, stockholders' equity, and cash flows for the year then ended (not presented herein) and in my report dated March 26, 2001, I expressed an unqualified opinion on those financial statements.

/s/ G.Brad Beckstead
By: G.Brad Beckstead, CPA

                           Edgar Filing.net, Inc.
                                Balance Sheet


                                          (unaudited)
                                           March 31,           December 31,
                                             2001                  2000
                                       --------------       --------------
Assets

Current assets:
 Cash & equivalents                     $     27,010         $     43,646
 Short-term investments                            -                    -
 Accounts receivable                             300               12,735
 Other current assets                              -                    -
 Organizational costs                              -                    -
                                       --------------       --------------
  Total current assets                        27,310               56,381
                                       --------------       --------------
                                        $     27,310         $     56,381
                                       ==============       ==============
Liabilities and Stockholders' Equity

Current liabilities:
 Income taxes payable                   $      1,145         $      1,145
                                       --------------       --------------
  Total current liabilities                    1,145                1,145
                                       --------------       --------------
Stockholders' equity:
 Preferred stock, $0.001 par value,
  5,000,000 shares authorized,
  no shares issued and outstanding                 -                    -
 Common stock, $0.001 par value,
  20,000,000 shares authorized,
  7,686,125 shares issued and
  outstanding                                  7,686                7,686
Additional paid-in capital                   154,834              154,834
Earnings/(Deficit)                          (136,355)            (107,284)
                                       --------------       --------------
                                              26,165               55,236
                                       --------------       --------------
                                        $     27,310        $      56,381
                                       ==============       ==============


The Accompanying Notes are an integral Part of These Financial Statements

                             Edgar Filing.net, Inc.
                            Statement of Operations
                                 (unaudited)
             For the Three Months Ending March 31, 2001 and 2000



                                                 Three Months Ending
                                                       March 31,
                                           ------------------------------
                                                 2001             2000
                                           ------------      ------------

Revenue                                    $     4,400       $    10,220
                                           ------------      ------------
Expenses:
 General and administrative expenses            29,664            25,192
                                           ------------      ------------
  Total expenses                                29,664            25,192
                                           ------------      ------------
Other income/(expense):
 Interest income                                   359               581
 Gain (loss) on sale of assets                       -           (75,633)
                                           ------------      ------------
  Total other income                               359           (75,052)
                                           ------------      ------------
Net (loss)                                 $   (24,905)     $    (90,024)
                                           ============      ============
Weighted average number of
 common shares outstanding                   7,686,125         7,686,125
                                           ============      ============
Net (loss) per share                       $     (0.00)      $     (0.01)
                                           ============      ============

The Accompanying Notes are an integral Part of These Financial Statements

                                 Edgar Filing.net, Inc.
                                Statement of Cash Flows
                                       (unaudited)
                For the Three Months Ending March 31, 2001 and 2000



                                                      Three Months Ending
                                                            March 31,
                                                -------------------------------
                                                     2001              2000
                                                -------------     -------------
Cash flows from operating activities
Net (loss)                                      $    (24,905)     $    (90,024)
Loss (gain) on sales of assets                             -             75,633
Adjustments to reconcile net income to net cash
 (used) by operating activities:
 (Increase) decrease in:
 Accounts receivable                                  12,435            (5,915)
 Other current assets                                      -            (1,300)
 Organizational costs                                      -               260
                                                -------------     -------------
Net cash (used) by operating activities              (12,470)          (21,346)
                                                -------------     -------------
Cash flows from investing activities
 Purchase of marketable securities                         -            63,454
                                                -------------     -------------
Net cash used by investing activities                      -            63,454
                                                -------------     -------------
Cash flows from financing activities
Net cash provided by financing activities                  -                 -
                                                -------------     -------------
Net increase/(decrease) in cash                      (12,470)           42,108
Cash - beginning                                      39,480            28,981
                                                -------------     -------------
Cash - ending                                   $     27,010      $     71,089
                                                =============     =============
Supplemental disclosures:
 Interest paid                                  $          -      $      1,874
                                                =============     =============
 Income taxes paid                              $          -      $          -
                                                =============     =============


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

Note 2 - Summary of Significant Accounting Policies

Cash and Cash Equivalents
For purposes of financial statement presentation, the Company classifies all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents include money market funds of $24,363 at March 31, 2001.

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

Advertising Costs
Advertising costs are charged to operations when incurred. There were no advertising costs for the period ended March 31, 2001.

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

Note 3 - Marketable securities

Although not a normal part of its operations, the Company does invest in marketable and other securities when it believes the investment will maximize any excess cash on hand. The Company did not have any investments in securities at March 31, 2001. At December 31, 1999, these securities were classified as available for sale securities and were reported at fair value, with the unrealized gains and losses included in comprehensive income. Costs are determined on an average cost per share basis for determining realized gains or losses. At December 31, 1999, these securities had a fair value of $139,087. Realized losses on these securities sold in 2000 were $75,633.

Note 4 - Accounts Receivable

On December 31, 2000, the Company had an accounts receivable balance of $12,135. As of March 31, 2001 the Company has written off the balance of $13,135 into bad debt expense that is reflected in general and administrative expenses. As of March 31, 2001 the Company has a balance of $300 in accounts receivable.

Note 5 - Stockholders' Equity

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

Note 6 - Related Party Transactions

Office space and services are provided without charge by a director and shareholder. Such costs are immaterial to the financial statements and, accordingly, have not been reflected therein. The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts.

Note 7 - Warrants and Options

There are no warrants or options outstanding to acquire any additional shares of common stock.

Item 2. Management's Discussion and Plan of Operation

Forward-Looking Statements

     This Quarterly Report contains forward-looking statements about the Company's business, financial condition and prospects that reflect management's assumptions and beliefs based on information currently available. The Company can give no assurance that the expectations indicated by such forward-looking statements will be realized. If any of management's assumptions should prove incorrect, or if any of the risks and uncertainties underlying such expectations should materialize, EGRF's actual results may differ materially from those indicated by the forward-looking statements.

     The key factors that are not within the Company's control and that may have a direct bearing on operating results include, but are not limited to, acceptance of the Company's services, its ability to expand its customer base, managements' ability to raise capital in the future, the retention of key employees and changes in the regulation of the Company's industry.

     There may be other risks and circumstances that management may be unable to predict. When used in this Quarterly Report, words such as, "believes," "expects," "intends," "plans," "anticipates," "estimates" and similar expressions are intended to identify forward-looking statements, although there may be certain forward-looking statements not accompanied by such expressions. All forward-looking statements are intended to be covered by the safe harbor created by Section 21E of the Securities Exchange Act of 1934.

Brief History of the Company

EDGAR Filing.net, Inc. ("; EGRF"; or the "; Company";), a Nevada corporation incorporated on May 28, 1999, is a company with a principal business objective to provide electronic filing services for clients that need to electronically file prospectuses, registration statements, and other documents pursuant to federal securities laws with the Securities and Exchange Commission (SEC) via the SEC's electronic data gathering system entitled Electronic Data Gathering Analysis and Retrieval ("EDGAR"). This program requires participants or their agents to file disclosure information with the SEC in an electronic format rather than by the traditional paper-filing package. This electronic format, usually in ASCII, includes additional submission information and coding "tags" within the document for aid in the SEC's analysis of the document and retrieval by the public. This electronic format is generally delivered by direct telecommunications, but may be delivered on magnetic computer tape or by diskette. EDGAR allows registrants to file, and the public to retrieve, disclosure information electronically.


Management's Plan of Operation

In this 3 month operating period ended March 31, 2001, the Company incurred an operating net loss of $24,905 for selling, general and administrative expenses related to operations. This amount also includes written off amount of $13,135 into bad debt expenses. The Company has yet to receive any positive net income from operations.

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

As of March 31,2001, the Company had yet to generate any positive net income from operations. The Company, however, expects to be generating positive cash flows from operations by the end of its fiscal year ending December 31, 2001.

Business Strategy Behind Distribution of Company Services

The economics underlying EGRF's business strategy are simple. For each new client EGRF is able to garner, EGRF will usually be able to generate approximately $500 to $4,200 in initial revenues.
Those revenues are based on EGRF's current fee and retainer structure, which ranges from one hundred (100) dollars minimum with no maximum. For example, the average form 10-sb filing generates twelve hundred (1,200) dollars in initial revenue, and each amendment thereafter will also garner five (5) to one thousand (1,000) dollars. From that point forward, as long as the client continues to utilize EGRF's services, each client should be worth a minimum of approximately $2,000 in annual revenues due to the filing of each client's quarterly and annual SEC regulatory filings. It must be noted however that many companies may wish to electronically file documents in-house or in fact may turn to other sources that may detrimentally impact EGRF's anticipated revenue sources. As such, EGRF's industry segment is characterized by what is commonly referred to as "; recurring revenue." EGRF currently has a client base of approximately twenty-five (25) recurring revenue clients. Additionally, EGRF expects to garner additional clients via its relationships with consulting firms and law practices.

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

                          EDGAR Filing.net, Inc.
                          ----------------------
                               (Registrant)

Date: April 14, 2001

/s/Kamyar Beihagi
By:Kamyar Beihagi
President and Chief Executive Officer