Form 10QSB
period 2001-06-30
EDGAR FILINGNET INC
filed 2001-08-20
CIK 1091406

UNITED STATES
             SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C. 20549

                         FORM 10-QSB


(Mark One)
[X]              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001
                               -------------
or

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



PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.
Item 2. Management's Discussion and Analysis or Plan of Operation.

PART II - OTHER INFORMATION

Item 6.  Exhibit 23 Consent of Independent Public Accountant

SIGNATURES

                          Edgar Filing.net, Inc.

                              Balance Sheet
                                  as of
                              June 30, 2001
                          and December 31, 2000

                                   and

                         Statements of Operations
                 for the Three Months and Six Months Ending
                          June 30, 2001 and 2000

                                   and

                                Cash Flows
                        for the Six Months Ending
                          June 30, 2001 and 2000

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

                            TABLE OF CONTENTS
                            -----------------

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

Footnotes

G. BRAD BECKSTEAD
Certified Public Accountant
                                              330 E. Warm Springs
                                              Las Vegas, NV 89119
                                                     702.528.1984
                                              425.928.2877 (efax)


             INDEPENDENT ACCOUNTANT'S REVIEW REPORT


Board of Directors
Edgar Filing.net, Inc.
Las Vegas, NV

I   have  reviewed  the  accompanying  balance  sheet  of   Edgar
Filing.net, Inc. (a Nevada corporation) as of June 30, 2001 and the related statements of operations for the three-months and six-months ended June 30, 2001 and 2000, and statements of cash flows
for  the  six-month period ending June 30, 2001 and 2000.   These
financial statements are the responsibility of the Company's management.

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


/s/G. Brad Beckstead, CPA
August 16, 2001

                           Edgar Filing.net, Inc.
                                Balance Sheet


                                          (unaudited)
                                           June 30,           December 31,
                                             2001                2000
                                       --------------       --------------
Assets

Current assets:

 Cash & equivalents                     $     22,817         $     43,646

 Accounts receivable                           2,450               12,735
                                        --------------       --------------
  Total current assets                        25,267               56,381
                                       --------------       --------------
                                        $     25,267         $     56,381
                                       ==============       ==============
Liabilities and Stockholders' Equity

Current liabilities:

 Income taxes payable                   $      1,145         $      1,145
                                       --------------       --------------
  Total current liabilities                    1,145                1,145
                                       --------------       --------------
Stockholders' equity:

 Preferred stock, $0.001 par value,
  5,000,000 shares authorized,
  no shares issued and outstanding                 -                    -

 Common stock, $0.001 par value,
  20,000,000 shares authorized,
  7,686,125 shares issued and
  outstanding                                  7,686                7,686

Additional paid-in capital                   154,834              154,834

Earnings/(Deficit)                          (138,398)            (107,284)
                                       --------------       --------------
                                              24,122               55,236
                                       --------------       --------------
                                        $     25,267        $      56,381
                                       ==============       ==============


The Accompanying Notes are an integral Part of These Financial Statements

                           Edgar Filing.net, Inc.
                          Statement of Operations
                                 (unaudited)
        For the Three Months and Six Months Ending June 30, 2001 and 2000



                                    Three Months Ending    Six Months Ending
                                         June 30,                June 30,
                                ----------------------- -----------------------
                                    2001        2000        2001        2000
                                ----------- ----------- ----------- -----------

Revenue                         $    6,650  $    5,020  $   11,050  $   15,240
                                ----------- ----------- ----------- -----------
Expenses:
 General and administrative
   expenses                          8,944      22,901      38,608      48,102
                                ----------- ----------- ----------- -----------
  Total expenses                     8,944      22,901      38,608      48,102
                                ----------- ----------- ----------- -----------
Other income/(expense):
 Interest income                       251       1,616         610       2,206
 Gain (loss) on sale of assets           -           -           -     (75,633)
                                ----------- ----------- ----------- -----------
  Total other income                   251       1,616         610     (73,427)
                                ----------- ----------- ----------- -----------
Net income (loss)               $   (2,043) $  (16,265) $  (26,948) $ (106,289)
                                =========== =========== =========== ===========
Weighted average number of
 common shares outstanding       7,686,125   7,686,125   7,686,125   7,686,125
                                =========== =========== =========== ===========
Net (loss) per share            $    (0.00) $    (0.00) $    (0.00) $    (0.01)
                                =========== =========== =========== ===========

   The Accompanying Notes are an integral Part of These Financial Statements

                                 Edgar Filing.net, Inc.
                                Statement of Cash Flows
                                       (unaudited)
                For the Six Months Ending June 30, 2001 and 2000



                                                      Six Months Ending
                                                            June 30,
                                                -------------------------------
                                                     2001              2000
                                                -------------     -------------
Cash flows from operating activities
Net (loss)                                      $    (26,948)     $   (106,289)
Adjustments to reconcile net income to net cash
 (used) by operating activities:
 (Increase) decrease in:
 Accounts receivable                                  10,285           (10,610)
 Other current assets                                      -             1,500
 Organizational costs                                      -               260
                                                -------------     -------------
Net cash (used) by operating activities              (16,663)         (115,139)
                                                -------------     -------------
Cash flows from investing activities
 Proceeds from sale of marketable securities               -            89,524
                                                -------------     -------------
Net cash used by investing activities                      -            89,524
                                                -------------     -------------
Cash flows from financing activities
Net cash provided by financing activities                  -                 -
                                                -------------     -------------
Net increase/(decrease) in cash                      (16,663)          (25,615)
Cash - beginning                                      39,480            28,981
                                                -------------     -------------
Cash - ending                                   $     22,817      $      3,366
                                                =============     =============
Supplemental disclosures:
 Interest paid                                  $          -      $      1,874
                                                =============     =============
 Income taxes paid                              $          -      $          -
                                                =============     =============


The Accompanying Notes are an integral Part of These Financial Statements

                     Edgar Filing.net, Inc.
                  Notes to Financial Statements


Note 1 - Basis of presentation

The interim financial statements included herein, presented in accordance with United States generally accepted accounting principles and stated in US dollars, have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.

These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management are necessary for fair presentation of the information contained therein. It is suggested that these interim financial statements be read in conjunction with the financial statements of the
Company  for  the year ended December 31, 2000 and notes  thereto included in the Company's 10-KSB annual report. The Company follows the same accounting policies in the preparation of interim reports.

Note 2 - Accounts Receivable

On December 31, 2000, the Company had an accounts receivable balance of $12,135. As of March 31, 2001 the Company has written off the balance of $13,135 into bad debt expense that is reflected in general and administrative expenses. As of June 30, 2001 the Company has a balance of $2,450 in accounts receivable.

Note 3 - Related Party Transactions

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


Management's Plan of Operation

In this 3 month operating period ended June 30, 2001, the Company incurred an operating net loss of $2,043 for selling, general and administrative expenses related to operations. In comparison to 3 months ended March 31, 2001, the Company's operating net loss has been reduced significantly due to reduction in costs and increases in revenue. To acheive profitability, Management has decided to forgo salaries until such a time as the company becomes profitable. The Company has yet to receive any positive net income from operations.

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

As of June 30,2001, the Company had yet to generate any positive net income from operations. The Company, however, expects to be generating positive cash flows from operations by the end of its fiscal year ending December 31, 2001.

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

Date: August 17, 2001

/s/Kamyar Beihagi
By:Kamyar Beihagi
President and Chief Executive Officer