Form 10QSB
period 2001-09-30
EDGAR FILINGNET INC
filed 2001-11-14
CIK 1091406

UNITED STATES
             SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C. 20549

                         FORM 10-QSB


(Mark One)
[X]              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001 or

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

   Independent Accountant's Review Report
   Balance Sheet
   Statement of Operations
   Statement of Cash Flows
   Footnotes

Item 2. Management's Discussion and Analysis or Plan of Operation.

PART II - OTHER INFORMATION

Item 6.  Exhibit 23 Consent of Independent Public Accountant

SIGNATURES

G. BRAD BECKSTEAD
Certified Public Accountant
                                              330 E. Warm Springs
                                              Las Vegas, NV 89119
                                                     702.257.1984
                                               702.362.0540 (fax)


             INDEPENDENT ACCOUNTANT'S REVIEW REPORT


Board of Directors
Edgar Filing.net, Inc.
Las Vegas, NV

I have reviewed the accompanying balance sheet of Edgar Filing.net, Inc. (a Nevada corporation) as of September 30, 2001 and the related statements of operations for the three-months and nine-months ended September 30, 2001 and 2000, and statements of cash flows for the nine-month period ending September 30, 2001 and 2000. These financial statements are the responsibility of the Company's management.

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


/s/ G. Brad Beckstead, CPA
November 12, 2001

                          Edgar Filing.net, Inc.

                               Balance Sheet
                                   as of
                            September 30, 2001
                           and December 31, 2000

                                    and

                         Statements of Operations
                for the Three Months and Nine Months Ending
                        September 30, 2001 and 2000

                                    and

                                Cash Flows
                        for the Nine Months Ending
                        September 30, 2001 and 2000

                             Edgar Filing.net, Inc.
                                 Balance Sheet


                                                      (unaudited)
                                                     September 30, December 31,
                                                          2001         2000
                                                     ------------  ------------
Assets

Current assets:
 Cash & equivalents                                  $    21,581   $    43,646
 Accounts receivable                                       2,587        12,735
                                                     ------------  ------------
  Total current assets                                    24,168        56,381
                                                     ------------  ------------

                                                     $    24,168   $    56,381

Liabilities and Stockholders' Equity

Current liabilities:
 Income taxes payable                                $         -   $     1,145
                                                     ------------  ------------
  Total current liabilities                                    -         1,145
                                                     ------------  ------------
Stockholders' equity:
 Preferred stock, $0.001 par value, 5,000,000
   shares authorized, no shares issued and
   outstanding                                                 -             -
Common stock, $0.001 par value, 20,000,000
   shares authorized, 7,686,125 shares issued and
   outstanding                                             7,686         7,686
Additional paid-in capital                               154,834       154,834
Earnings/(Deficit)                                      (138,352)     (107,284)
                                                     ------------  ------------
                                                          24,168        55,236
                                                     ------------  ------------
                                                     $    24,168   $    56,381
                                                     ============  ============

The accompanying Notes are an integral part of these financial statements.

                             Edgar Filing.net, Inc.
                            Statement of Operations
                                  (unaudited)
     For the Three Months and Nine Months Ending September 30, 2001 and 2000



                                     Three Months Ending   Nine Months Ending
                                          September 30,         September 30,
                                    --------------------- ---------------------
                                        2001       2000        2001      2000
                                    ---------- ---------- ---------- ----------

Revenue                             $   2,187 $    6,600  $  16,037  $  20,640
                                    ---------- ---------- ---------- ----------
Expenses:
 General and administrative expenses    6,264     11,112     44,871     55,542
                                    ---------- ---------- ---------- ----------
  Total expenses                        6,264     11,112     44,871     55,542
                                    ---------- ---------- ---------- ----------
Other income/(expense):
 Interest income                          177        371        787      1,824
 Gain (loss) on sale of assets              -          -          -    (75,633)
                                    ---------- ---------- ---------- ----------
  Total other income                      177        371        787    (73,809)
                                    ---------- ---------- ---------- ----------
Net income (loss)                   $  (3,900) $  (4,141) $ (28,047) $(108,711)
                                    ========== ========== ========== ==========
Weighted average number of
 common shares outstanding          7,686,125  7,686,125  7,686,125  7,686,125
                                    ========== ========== ========== ==========
Net (loss) per share                $   (0.00) $   (0.00) $   (0.00) $   (0.01)
                                    ========== ========== ========== ==========

The accompanying Notes are an integral part of these financial statements.

                             Edgar Filing.net, Inc.
                            Statement of Cash Flows
                                  (unaudited)
             For the Nine Months Ending September 30, 2001 and 2000



                                                        Nine Months Ending
                                                           September 30,
                                                   ----------------------------
                                                        2001          2000
                                                   -------------  -------------
Cash flows from operating activities
Net (loss)                                         $    (28,047)  $   (108,711)
Adjustments to reconcile net income to net cash
  (used) by operating activities:
  (Increase) decrease in:
    Accounts receivable                                  10,148        (12,310)
    Organizational costs                                      -            260
                                                   -------------  -------------
Net cash (used) by operating activities                 (17,899)      (120,761)
                                                   -------------  -------------
Cash flows from investing activities
                                                   -------------  -------------
Net cash used by investing activities                         -              -
                                                   -------------  -------------
Cash flows from financing activities
                                                   -------------  -------------
Net cash provided by financing activities                     -              -
                                                   -------------  -------------
Net increase/(decrease) in cash                         (17,899)      (120,761)
Cash - beginning                                         39,480        169,568
                                                   -------------  -------------
Cash - ending                                      $     21,581   $     48,807
                                                   =============  =============
Supplemental disclosures:
    Interest paid                                  $          -   $      1,874
                                                   =============  =============
    Income taxes paid                              $          -   $          -
                                                   =============  =============

The accompanying Notes are an integral part of these financial statements.

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

Note 2 - Accounts Receivable

On December 31, 2000, the Company had an accounts receivable balance of $12,135. As of March 31, 2001 the Company has written off the balance of $13,135 into bad debt expense that is reflected in general and administrative expenses. As of
September 30, 2001 the Company has a balance of $2,587 in accounts receivable.

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


Management's Plan of Operation

In this 3 month operating period ended September 30,2001,the Company incurred an operating net loss of $3,900 for selling, general and administrative expenses related to operations.

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

As of September 30,2001, the Company had yet to generate any positive net income from operations. The Company, however, expects to be generating positive cash flows from operations by the end of its fiscal year ending December 31, 2002.

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

Date: November 13, 2001

/s/Kamyar Beihagi
By:Kamyar Beihagi
President and Chief Executive Officer