Form 10KSB
period 2001-12-31
EDGAR FILINGNET INC
filed 2002-04-03
CIK 1091406

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

Common stock, $.001 par value, 20,000,000 shares authorized, 7,686,125 issued and outstanding as of December 31, 2001.

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

In addition, OTC-BB(r) companies file registration statements and other required disclosure documentation with the SEC via EDGAR. Non-reporting companies, whose securities were already quoted on the OTC-BB(r) on January 4, 1999, were phased into compliance with the new NASDr requirements in June 2000, and companies out of compliance were delisted until they became fully reporting.

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

The SEC began the development of EDGAR with a pilot program in 1984. Through a phase-in schedule, the SEC has assigned one of ten dates by which all public companies must start filing disclosure documents through EDGAR
operational   system,  which  began  April  26,  1993.   All  publicly-held
companies were expected to be required to file disclosure documents through EDGAR by May 1996, according to the phase-in schedule. In addition, the
NASD   has  mandated  that  OTC-BB(r)  companies  are  to  file  registration statements with the SEC via EDGAR, and to begin filing periodic filings with the SEC, which will likely greatly increase the number of companies that need to utilize EDGAR filer services.

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

Item 4.Submission of Matters to a Vote of Security Holders

There are no current matters that require voting by the Security Holders

                                  Part II

Item 5.Market for Common Equity and Related Stockholder Matters

A.     Market Information

(1)     The common stock of EGRF is currently traded on  the  OTC  Bulletin
Board.   EGRF had no trades prior to December 31, 2001 and therefore has no yearly high/low or volume information to report.

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

B.     Holders

As of December 31, 2001, EGRF had approximately 80 stockholders of record.

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

Item 6.Management's Discussion and Analysis or Plan of Operation

A.     Management's Plan of Operation

(1) In the fiscal year ended December 31, 2001, EGRF incurred an operating net loss of $46,046 for selling, general, administrative, and investment expenses related to start-up operations. It has yet to receive any positive net income from operations.

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

As of December 31, 2001, EGRF has yet to generate any positive net income from operations. It has generated revenue since shortly after inception and continues to do so increasingly as it attracts more clientele. EGRF believes that it has sufficient liquidity and cash reserves for the next 12 months. While these expectations are formulated based upon prudent and conservative presumptions, there can be no assurance that in fact such projections will indeed come to fruition. EGRF does believe however, that by positioning itself as a publicly traded and listed entity in this industry, it will secure a more optimal position in the view of the investing public. As such management believes that it would be more likely to attract additional investors via potential private placements should the need for additional capitalization present itself. Notwithstanding such an assessment, EGRF is not presently aware of any specific interest from potential investors, nor is management certain that such additional private capital will be available or that EGRF will in fact be successful in securing additional capital. If or when EGRF reaches break-even point and can therefore demonstrate to potential private investors that it can generate net income or profits, then this factor, coupled with publicly traded and listed status, will be utilized to market EGRF as an attractive investment for private placement purposes. This strategy is reliant upon EGRF successfully listing on the OTC Bulletin Board, as management believes that without such listing it will prove far more difficult to successfully complete even a modest private placement. Given profitability and OTCBB listing, management intends on raising an additional $300,000.00 privately via the issuance of common stock, debt, or hybrid instruments as of yet not determined. This capital infusion shall be used mainly for aggressive marketing and advertising and supplementing EGRF's staff with one or two key personnel. If EGRF cannot succeed in implementing such a strategy, then its prospects for growth are substantially undermined. Without additional capitalization EGRF's capacity to survive as a going concern, much less achieve growth, is significantly constrained. Management is confident that no substantive additional capital will be needed until it is prepared to pursue its aggressive marketing strategy.

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

EGRF has yet to incur any research and development costs from May 28, 1999 (date of inception) through December 31, 2001. In addition, EGRF does not anticipate incurring any substantial research and development costs through the fiscal and calendar year ending December 31, 2000.

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

B.     Segment Data

As of December 31, 2001, EGRF has generated revenue from only one primary source-that being the EDGARization services that it provides to its clients as fully described herein. Accordingly, no table showing percentage breakdown of revenue by business segment or product line is included.

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

Item 7.Financial Statements

G. BRAD BECKSTEAD
Certified Public Accountant
                                              330 E. Warm Springs
                                              Las Vegas, NV 89119
                                                     702.257.1984
                                               702.362.0540 (fax)

                  INDEPENDENT AUDITOR'S REPORT

March 25, 2002

Board of Directors
Edgar Filing.net, Inc.
Las Vegas, NV

I have audited the Balance Sheets of Edgar Filing.net, Inc. (the "Company"), as of December 31, 2001, and the related Statements of Operations, Stockholders' Equity, and Cash Flows for the year then ended. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Edgar Filing.net, Inc. as of December 31, 2001, and the results of its operations and cash flows for the year then ended, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in
Note 3 to the financial statements, the Company has had limited operations and have not commenced planned principal operations. This raises substantial doubt about its ability to continue as a going concern. Management's plan in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



/s/G. Brad Beckstead, CPA

                     Edgar Filing.net, Inc.
                  (A Development Stage Company)

                         Balance Sheets
                              as of
                   December 31, 2001 and 2000

                               and

                    Statements of Operations,
              Changes in Stockholders' Equity, and
                           Cash Flows
                       for the years ended
                   December 31, 2001 and 2000

                             TABLE OF CONTENTS


Independent Auditor's Report

Balance Sheet

Income Statement

Statement of Stockholders' Equity

Statement of Cash Flows

Footnotes

                           Edgar Filing.net, Inc.
                      (a Development Stage Company)
                              Balance Sheets


                                                            December 31,
                                                    2001                2000
                                               ------------        ------------
Assets

Current assets:
  Cash & equivalents                            $    8,068         $    43,646
  Accounts receivable                                2,267              12,735
                                               ------------        ------------
   Total current assets                             10,335              56,381
                                               ------------        ------------
                                                $   10,335         $    56,381
                                               ============        ============
Liabilities and Stockholders' Equity

Current liabilities
  Income taxes payable                          $    1,145         $     1,145
                                               ------------        ------------
   Total current liabilities                         1,145               1,145
                                               ------------        ------------
Stockholders' equity:
  Common stock, $0.001 par value, 20,000,000
  shares authorized, 7,686,125 shares issued
  and outstanding as of 12/31/01 and 12/31/00,
  respectively                                       7,686               7,686

  Preferred stock, $0.001 par value, 5,000,000
  shares authorized, no shares issued or
  outstanding                                            -                   -

  Additional paid-in capital                       154,834             154,834

  Retained (deficit)                              (153,330)           (107,284)
                                               ------------        ------------
                                                     9,190              55,236
                                               ------------        ------------
                                                $   10,335          $   56,381
                                               ============        ============



              See Accompanying Notes to Financial Statements

                          Edgar Filing.net, Inc.
                       (a Development Stage Company)
                          Statements of Operations


                                                         For the years ended

                                                      -------------------------
                                                      December 31, December 31,
                                                           2001          2000
                                                      -----------  ------------

Revenue                                                $  13,917   $    21,490
                                                      -----------  ------------
Expenses:
  General and administrative expenses                     34,581        60,086
  General and administrative expenses - related party     26,250             -
                                                      -----------  ------------
    Total expenses                                        60,831        60,086
                                                      -----------  ------------
Net operating (loss)                                     (46,914)      (38,596)

Other income (expense):
  Interest income                                            868         2,331
  Interest (expense)                                           -        (1,874)
    (Loss) on investments                                      -       (75,633)
                                                      -----------  ------------
Net (loss)                                            $  (46,046)   $ (113,772)
                                                      ===========  ============
Weighted average number of
  common shares outstanding - basic and fully diluted  7,686,125     7,686,125
                                                      ===========  ============
Net (loss) per share - basic and fully diluted        $    (0.01)   $    (0.01)
                                                      ===========  ============

                 See Accompanying Notes to Financial Statements

                              Edgar Filing.net, Inc.
                          (a Development Stage Company)
                  Statements of Changes in Stockholders' Equity




                                                                       Total
                                Common Stock   Additional  Retained    Stock-
                            ------------------   Paid-in   Earnings   holders'
                             Shares     Amount   Capital   (Deficit)   Equity
                            ---------  -------  ---------  ---------- ---------
June 15, 1999
  Founder shares
  issued for cash          7,000,000   $ 7,000  $  18,295  $        - $ 25,295

November 30, 1999
  Shares issued for cash pursuant
  to Rule 504 offering       686,125       686    136,539              137,225

Net income
  May 28, 1999
  (inception) to
  December 31, 1999                                            6,488     6,488
                            ---------  -------  ---------  ---------- ---------
Balance, December 31, 1999  7,686,125  $ 7,686  $ 154,834  $   6,488  $169,008
                            ---------  -------  ---------  ---------- ---------
Net (loss)
  For the year ended
  December 31, 2000                                         (113,772) (113,772)
                            ---------  -------  ---------  ---------- ---------
Balance, December 31, 2000  7,686,125  $ 7,686  $ 154,834  $(107,284) $ 55,236
                            ---------  -------  ---------  ---------- ---------
Net (loss)
  For the year ended
  December 31, 2001                                          (46,046)  (46,046)
                            ---------  -------  ---------  ---------- ---------
Balance, December 31, 2001  7,686,125  $ 7,686  $ 154,834  $(153,330) $  9,190
                            =========  =======  =========  ========== =========


                    See Accompanying Notes to Financial Statements

                               Edgar Filing.net, Inc.
                           (a Development Stage Company)
                              Statements of Cash Flows



                                                         For the years ended
                                                      -------------------------
                                                      December 31, December
31,
                                                           2001        2000
                                                      ------------  -----------
Cash flows from operating activities
Net (loss)                                            $   (46,046)  $ (113,772)
Loss on sale of marketable securities                           -       75,633
Adjustments to reconcile net (loss) to
net cash (used) by operating activities:
(Increase) decrease in:
  Accounts receivable                                      10,468      (12,410)
  Other current assets                                          -        1,500
  Organizational costs                                          -          260
                                                      ------------  -----------
Net cash (used) by operating activities                   (35,578)     (48,789)
                                                      ------------  -----------
Cash flows from investing activities
  Purchase of marketable securities                             -     (318,812)
  Proceeds from the sale of marketable securities               -      382,266
                                                      ------------  -----------
Net cash provided by investing activities                       -       63,454
                                                      ------------  -----------
Cash flows from financing activities                            -            -
                                                      ------------  -----------
Net increase (decrease) in cash                           (35,578)      14,665
Cash - beginning                                           43,646       28,981
                                                      ------------  -----------
Cash - ending                                         $     8,068   $   43,646
                                                      ============  ===========
Supplemental disclosures:
  Interest paid                                       $        -    $    1,874
                                                      ============
===========
  Income taxes paid                                   $        -    $        -
                                                      ============  ===========


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

Note 2 - Summary of significant accounting policies

Accounting policies and procedures have not been determined except as follows:

Estimates
---------
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Fair value of financial instruments
Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2001. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash and accounts payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

Cash and Cash Equivalents
-------------------------
For purposes of financial statement presentation, the Company classifies all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents include money market funds of $8,268 at December 31, 2001.

Accounts Receivable
-------------------
Accounts   receivable  represent  amounts  due  for   consulting
services  rendered.  No allowance has been provided on  accounts
receivable   because  management  believes   all   amounts   are
collectible.

Impairment of long-lived assets
-------------------------------
Long-lived assets held and used by the Company are reviewed for possible impairment whenever events or circumstances indicate the carrying amount of an asset may not be recoverable or is impaired. No such impairments have been identified by management at December 31, 2001.

Accounting method
-----------------
The Company reports income and expenses on the accrual method.

Advertising Costs
-----------------
Advertising  costs  are  charged to  operations  when  incurred.
There were no advertising costs for the year ended December 31, 2001.

Segment reporting
-----------------
The Company follows Statement of Financial Accounting Standards No. 130, "Disclosures About Segments of an Enterprise and Related Information." The Company operates as a single segment and will evaluate additional segment disclosure requirements as it expands its operations.

Reporting on the costs of start-up activities
---------------------------------------------
Statement of Position 98-5 (SOP 98-5), "Reporting on the Costs of Start-Up Activities," which provides guidance on the financial reporting of start-up costs and organizational costs, requires most costs of start-up activities and organizational costs to be expensed as incurred. SOP 98-5 is effective for fiscal years beginning after December 15, 1998. With the adoption of SOP 98-5, there has been little or no effect on the Company's financial statements.

                     Edgar Filing.net, Inc.
                  Notes to Financial Statements

Loss per share
--------------
Net loss per share is provided in accordance with Statement of Financial Accounting Standards No. 128 (SFAS #128) "Earnings Per Share". Basic loss per share is computed by dividing losses available to common stockholders by the weighted average number of common shares outstanding during the period. As of December 31, 2001, the Company had no dilutive common stock equivalents, such as stock options or warrants.

Income taxes
------------
The Company follows Statement of Financial Accounting Standard No. 109, "Accounting for Income Taxes" ("SFAS No. 109") for recording the provision for income taxes. Deferred tax assets and liabilities are computed based upon the difference between the financial statement and income tax basis of assets and liabilities using the enacted marginal tax rate applicable when the related asset or liability is expected to be realized or settled. Deferred income tax expenses or benefits are based on the changes in the asset or liability each period. If available evidence suggests that it is more likely than not that some portion or all of the deferred tax assets will not be realized, a valuation allowance is required to reduce the deferred tax assets to the amount that is more likely than not to be realized. Future changes in such valuation allowance are included in the provision for deferred income taxes in the period of change.

Deferred income taxes may arise from temporary differences resulting from income and expense items reported for financial accounting and tax purposes in different periods. Deferred taxes are classified as current or non-current, depending on the classification of assets and liabilities to which they relate. Deferred taxes arising from temporary differences that are not related to an asset or liability are classified as current or non-current depending on the periods in which the temporary differences are expected to reverse.

Recent pronouncements
---------------------
The FASB recently issued Statement No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of Effective Date of FASB Statement No. 133". The Statement defers for one year the effective date of FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities". The rule now will apply to all fiscal quarters of all fiscal years beginning after June 15, 2000. In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The Statement will require the company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income, if the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The company does not expect SFAS No. 133 to have a material impact on earning s and financial position.

In December 1999, the Securities and Exchange Commission released Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (SAB No. 101), which provides guidance on the recognition, presentation and disclosure of revenue in financial statements. SAB No. 101 did not impact the company's revenue recognition policies.

Stock-Based Compensation
------------------------
The Company accounts for stock-based awards to employees in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations and has adopted the disclosure-only alternative of FAS No. 123, "Accounting for Stock-Based Compensation." Options granted to consultants, independent representatives and other non-employees are accounted for using the fair value method as prescribed by FAS No. 123.

Dividends
---------
The Company has not yet adopted any policy regarding payment of dividends. No dividends have been paid since inception.

Year end
--------
The Company has adopted December 31 as its fiscal year end.

                     Edgar Filing.net, Inc.
                  Notes to Financial Statements


Note 3 - Going concern

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As at December 31, 2001, the Company has recognized revenue in the amount of $13,917 for the year ended December 31, 2001 and has accumulated operating losses of approximately $153,330 since inception. The Company's ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations. Management plans to raise equity capital to finance the operating and capital requirements of the Company. Amounts raised will be used for further development of the Company's products, to provide financing for marketing and promotion, to secure additional property and equipment, and for other working capital purposes. While the Company is expending its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations.

Note 4 - Marketable securities

Although not a normal part of its operations, the Company does invest in marketable and other securities when it believes the investment will maximize any excess cash on hand. The Company did not have any investments in securities at December 31, 2001.

Note 5 - Income taxes

The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS No. 109"), which requires use of the liability method. SFAS No. 109 provides that deferred tax assets and liabilities are recorded based on the differences between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes, referred to as temporary differences. Deferred tax assets and liabilities at the end of each period are determined using the currently enacted tax rates applied to taxable income in the periods in which the deferred tax assets and liabilities are expected to be settled or realized.

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes. The sources and tax effects of the differences are as follows:

                 U.S federal statutory rate      (34.0%)

                 Valuation reserve                34.0%
                                                 ------
                 Total                               -%
                                                 ======

As of December 31, 2001, the Company has a net operating loss carryforward of approximately $159,818 for tax purposes, which will be available to offset future taxable income. If not used, this carryforward will expire in 2021.

                     Edgar Filing.net, Inc.
                  Notes to Financial Statements


Note 6 - Stockholders' equity

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

There have been no other issuances of common and/or preferred stock.

Note 7 - Related party transactions

During the year ended December 31, 2001, the Company paid its President a total of $26,250 as a salary.

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

Note 8 - Warrants and options

There are no warrants or options outstanding to acquire any additional shares of common stock.

                                 PART III

Item 9.Directors, Executive Officers and Significant Employees

A.     Directors, Executive Officers and Significant Employees

The names, ages and positions of EGRF's directors and executive officers are as follows:

Name                 Age   Position
----                 ---   --------
Kamyar Beihagi       30    President ,CEO, and Director
Volker Hoehne        35    Secretary and Treasurer

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

(1)    Name of Individual or   Capacities in Which
       Identity of Group       Remuneration Was Recorded  Annual Compensation
       ----------------------------------------------------------------------

       Kamyar Beihagi          President and CEO               $ 30,000

(1)    Compensation of Directors
There were no arrangements pursuant to which any director of EGRF was compensated for the period from May 28, 1999 to December 31, 2001 for any service provided as a director. In addition, no such arrangement is contemplated for the foreseeable future.

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


B.     Persons Sharing Ownership of Control of Shares

No person or entity, other than Kamyar Beihagi and Donald Miner owns or shares the power to vote ten percent (10%) or more of EGRF's securities. Michael Kelley and Lindsay Wurzer are husband and wife.

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

Nothing to report.

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

Date:  March 31, 2002

By:    /s/ Kamyar Beihagi
Kamyar Beihagi, President, Chief Executive Officer, and Director

By:    /s/ Volker Hoehne
Volker Hoehne, Secretary and Treasurer