Form 10QSB
period 2002-03-31
EDGAR FILINGNET INC
filed 2002-05-20
CIK 1091406

UNITED STATES
             SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C. 20549

                         FORM 10-QSB


(Mark One)
[X]              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002 or

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

                              Yes [ ] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of March 31, 2002:

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

SIGNATURES

G. BRAD BECKSTEAD
Certified Public Accountant
                                              330 E. Warm Springs
                                              Las Vegas, NV 89119
                                                     702.257.1984
                                               702.362.0540 (Fax)


             INDEPENDENT ACCOUNTANT'S REVIEW REPORT


Board of Directors
Edgar Filing.net, Inc.
Las Vegas, NV

I have reviewed the accompanying balance sheet of Edgar Filing.net, Inc. (a Nevada corporation) as of March 31, 2002 and December 31, 2001 and the related statements of operations for the three-months ended March 31, 2002 and 2001 and statements of cash flows for the three-months ended March 31, 2002 and 2001. These financial statements are the responsibility of the Company's management.

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

Based on my reviews, I am not aware of any material modifications that should be made to the accompanying financial statements referred to above for them to be in conformity with generally accepted accounting principles in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in
Note 2 to the financial statements, the Company has had limited operations and has not commenced planned principal operations. This raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

I have previously audited, in accordance with generally accepted auditing standards, the balance sheet of Edgar Filing.net, Inc. (a development stage company) as of December 31, 2001, and the related statements of operations, stockholders' equity, and cash flows for the year then ended (not presented herein) and in my report dated March 25, 2002, I expressed an unqualified opinion on those financial statements.



May 20, 2002
/s/ G. BRAD BECKSTEAD

                     Edgar Filing.net, Inc.

                         Balance Sheets
                              as of
                         March 31, 2002
                      and December 31, 2001

                               and

                    Statements of Operations
                               and
                           Cash Flows
                   for the Three Months Ending
                     March 31, 2002 and 2001

                                   Edgar Filing.net, Inc.
                                      Balance Sheets


                                                   (unaudited)
                                                     March 31,     December 31,
                                                       2002             2001
                                                     ----------      ----------

Assets

Current assets:
  Cash & equivalents                                 $   1,078       $   8,068
  Accounts receivable                                    2,267           2,267
                                                     ----------      ----------
    Total current assets                                 3,345          10,335
                                                     ----------      ----------
                                                     $   3,345       $  10,335
                                                     ==========      ==========
Liabilities and Stockholder's Equity

Current liabilities:
  Income taxes payable                               $   1,145       $   1,145
                                                     ----------      ----------
    Total current liabilities                            1,145           1,145
                                                     ----------      ----------
Stockholder's equity:

Preferred stock, $0.001 par value, 5,000,000 shares
 authorized, no shares issued and outstanding                -               -

Common stock, $0.001 par value, 20,000,000 shares
 authorized, 7,686,125 shares issued and outstanding
 as of 3/31/02 and 12/31/01, respectively                7,686           7,686

Additional paid-in capital                             154,834         154,834

(Deficit) accumulated during development stage        (160,320)       (153,330)
                                                     ----------      ----------
                                                         2,200           9,190
                                                     ----------      ----------
                                                     $   3,345       $  10,335
                                                     ==========      ==========

The accompanying Notes are an integral part of these financial statements.

                                   Edgar Filing.net, Inc.
                                       (unaudited)
                                  Statements of Operations


                                                    Three Months Ending
                                                        March 31,
                                              ---------------------------------
                                                  2002                  2001
                                              -----------           -----------

Revenue                                       $      200            $    4,400
                                              -----------           -----------
Expenses:
 General and administrative expenses               1,372                23,831
 General and administrative expenses
  - related party                                  5,833                 5,833
                                              -----------           -----------
   Total expenses                                  7,205                29,664
                                              -----------           -----------

Net operating (loss)                              (7,005)              (25,264)

Other income:
 Interest income                                      15                   359
                                              -----------           -----------
Net (loss)                                    $   (6,990)           $  (24,905)
                                              ===========           ===========
Weighted average number of
 common shares outstanding
  - basic and fully diluted                    7,686,125             7,686,125
                                              ===========           ===========
Net (loss) per share - basic & fully diluted  $       (0)           $       (0)
                                              ===========           ===========


The accompanying Notes are an integral part of these financial statements.

                                   Edgar Filing.net, Inc.
                                         (unaudited)
                                  Statements of Cash Flows


                                                    Three Months Ending
                                                          March 31,
                                             ----------------------------------
                                                2002                    2001
                                             ------------         -------------
Cash flows from operating activities
Net (loss)                                   $    (6,990)         $    (24,905)
Adjustments to reconcile net (loss) to
 net cash (used) by operating activities:
  Decrease in accounts receivable                      -                12,435
                                             ------------         -------------
Net cash (used) by operating activities           (6,990)              (12,470)
                                             ------------         -------------


                                             ------------         -------------
Cash flows from investing activities                   -                     -
                                             ------------         -------------


                                             ------------         -------------
Cash flows from financing activities                   -                     -
                                             ------------         -------------
Net (decrease) in cash                            (6,990)              (12,470)
Cash - beginning                                   8,068                39,480
                                             ------------         -------------
Cash - ending                                $     1,078          $     27,010
                                             ============         =============

Supplemental disclosures:
 Interest paid                               $         -          $          -
                                             ============         =============
 Income taxes paid                           $         -          $          -
                                             ============         =============


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

These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these interim financial statements be read in conjunction with the financial statements of the Company for the period ended December 31, 2001 and notes thereto included in the Company's Form 10-KSB. The Company follows the same accounting policies in the preparation of interim reports.

Results of operations for the interim periods are not indicative of annual results.

Note 2 - Going concern

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As at March 31, 2002, the Company has accumulated operating losses of approximately $160,320 since inception. The Company's ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations. Management plans to raise equity capital to finance the operating and capital requirements of the Company. Amounts raised will be used to further development of the Company's products, to provide financing for marketing and promotion, to secure additional property and equipment, and for other working capital purposes. While the Company is expending its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations.

These  conditions  raise substantial doubt  about  the  Company's
ability   to  continue  as  a  going  concern.   These  financial
statements do not include any adjustments that might arise from this uncertainty.

Note 3 - Related party transactions

During the three-month period ended March 31, 2002, the Company paid its president a total of $5,833 as a salary.

The Company does not lease or rent any property. Such costs are immaterial to the financial statements and, accordingly, have not been reflected therein. The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts.

Note 4 - Subsequent events

On  April  19,  2002,  the  Company  executed  a  stock  purchase agreement  with  Midwest  Merger  Management,  LLC  (Midwest),  a privately owned Kentucky limited liability company. Midwest shall purchase from six shareholders an aggregate of 6,837,615 shares of the 7,686,125 issued and outstanding shares of the Company's common stock for $210,000. At the closing, the selling shareholders received $105,000 and a promissory note in the amount of $100,000 with an interest rate of 5% per annum due in one year, of which a payment of $25,000 is due within six months of the closing. In addition, the selling shareholders with receive a total of 325,000 newly issued shares of the Company's common stock and a total of 25,000 shares of Certified Services common stock.

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


Management's Plan of Operation

In this 3 month operating period ended March 31, 2002,the Company incurred an operating net loss of $7,005 for selling, general and administrative expenses related to operations.

As of March 31,2002, the Company had yet to generate any positive net income from operations.

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

Date: May 20, 2002

/s/Kamyar Beihagi
By:Kamyar Beihagi
President and Chief Executive Officer