Form 10QSB
period 2002-06-30
EDGAR FILINGNET INC
filed 2002-08-19
CIK 1091406

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   Form 10Q-SB


(Mark One)

_X_ Quarterly report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2002.
                                            -------------

___  Transition report under section 13 or 15(d) of the Securities  Exchange Act
     of   1934   for   the   transition   period   from____________________   to
     ______________________.


                          Commission File No: 000-29449

                             Edgar Filing.net, Inc.
                     (Name of small business in its charter)

                       Nevada                                   88-0429638
                       ------                                   ----------
  (State or other jurisdiction of incorporation)          (IRS Employer Id. No.)

             477 Madison Avenue, 14th Floor, New York, NY 10022-5802
             -------------------------------------------------------
                (Address of Principal Office including Zip Code)

                    Issuer's telephone Number: (212) 751-1414
                                              ----------------


Applicable only to issuers involved in bankruptcy proceedings during the past five years:

         Check whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act after the distribution of securities under a plan confirmed by a court. Yes X . No .

Applicable only to corporate issuers:

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

                     Common Stock, $.001par value, 7,686,125 shares at July 31, 2002.


Transitional Small Business Disclosure Format (Check one):  Yes___  NO _X_

                             Edgar Filing.net, Inc.

                    Form 10-QSB - Quarter Ended June 30, 2002

                                      INDEX
                                                                           Page

PART I   FINANCIAL INFORMATION................................................2

Item 1.           Financial Statements........................................2
                  Balance Sheets at June 30, 2002 and December 31, 2001.......3
                  Statements of Operations for the Six Months and
                     Three Months Ended June 30, 2002 and June 30, 2001.......4
                  Statements of Cash Flows for the Six Months Ended
                     June 30, 2002 and June 30, 2001..........................5
                  Notes to Financial Statements...............................6
Item 2.           Management's Discussion and Analysis........................7

PART II  OTHER INFORMATION....................................................8

Item 4.           Submission of Matters to a Vote of Securities Holders.......8

Item 6.           Exhibits and Reports on Form 8-K............................9

                  SIGNATURE PAGE..............................................9

                  EXHIBITS...................................................10


PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

         The unaudited condensed consolidated financial statements of registrant as of June 30, 2002 and for the six months and three months ended June 30, 2002 and June 30, 2001 follow. The condensed consolidated financial statements reflect all adjustments that are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented.


                        Edgar Filing.net, Inc.
                            Balance Sheet


                                                          (unaudited)
                                                             June 30,    December 31,
                                                               2002         2001
                                                            ---------    ---------
Assets

Current assets:
    Cash & equivalents                                      $     -      $   8,068
    Accounts receivable                                           -          2,267
                                                            ---------    ---------
      Total current assets                                        -         10,335
                                                            ---------    ---------

                                                            $     -      $  10,335
                                                            =========    =========

Liabilities and Stockholder's Equity

Current liabilities:
    Income taxes payable                                    $     -      $   1,145
                                                            ---------    ---------
      Total current liabilities                                   -          1,145
                                                            ---------    ---------

Stockholder's equity:

    Preferred stock, $0.001 par value, 5,000,000 shares
      authorized, no shares issued and outstanding                -           --
    Common stock, $0.001 par value, 20,000,000 shares
      authorized, 7,686,125 shares issued and outstanding       7,686        7,686
    Additional paid-in capital                                154,834      154,834
    Retained (deficit)                                       (162,520)    (153,330)
                                                            ---------    ---------
                                                                  -          9,190
                                                            ---------    ---------

                                                            $     -      $  10,335
                                                            =========    =========


   The accompanying notes are an integral part of these financial statements.

                    Edgar Filing.net, Inc.
                          (unaudited)
                   Statements of Operations


                                                            Three Months Ending             Six Months Ending
                                                                 June 30,                         June 30,
                                                         --------------------------    --------------------------
                                                             2002           2001          2002            2001
                                                         -----------    -----------    -----------    -----------


Revenue                                                  $         -    $     6,650    $       200    $    11,050
                                                         -----------    -----------    -----------    -----------

Expenses:
   General and administrative expenses                           (67)         8,944          1,305         38,608
   General and administrative expenses - related party             -              -          5,833              -
   Bad debt expense                                            2,267              -          2,267              -
                                                         -----------    -----------    -----------    -----------
     Total expenses                                            2,200          8,944          9,405         38,608
                                                         -----------    -----------    -----------    -----------

Net operating (loss)                                          (2,200)        (2,294)        (9,205)       (27,558)

Other income:
   Interest income                                                 -            251             15            610
                                                         -----------    -----------    -----------    -----------

Net (loss)                                               $    (2,200)   $    (2,043)   $    (9,190)   $   (26,948)
                                                         ===========    ===========    ===========    ===========

Weighted average number of
   common shares outstanding - basic and fully diluted     7,686,125      7,686,125      7,686,125      7,686,125
                                                         ===========    ===========    ===========    ===========

Net (loss) per share - basic & fully diluted             $     (0.00)   $     (0.00)   $     (0.00)   $     (0.00)
                                                         ===========    ===========    ===========    ===========



   The accompanying notes are an integral part of these financial statements.

             Edgar Filing.net, Inc.
                   (unaudited)
             Statements of Cash Flows


                                                 Six Months Ending
                                                      June 30,
                                               --------------------
                                                  2002        2001
                                               --------    --------
Cash flows from operating activities
Net (loss)                                     $ (9,190)   $(26,948)
Adjustments to reconcile net (loss) to
    net cash (used) by operating activities:
      Decrease in accounts receivable             2,267      10,285
      (Decrease) in income taxes payable         (1,145)          -
                                               --------    --------
Net cash (used) by operating activities          (8,068)    (16,663)
                                               --------    --------

                                               --------    --------
Cash flows from investing activities                  -           -
                                               --------    --------


                                               --------    --------
Cash flows from financing activities                  -           -
                                               --------    --------

Net (decrease) in cash                           (8,068)    (16,663)
Cash - beginning                                  8,068      39,480
                                               --------    --------
Cash - ending                                  $      -    $ 22,817
                                               ========    ========

Supplemental disclosures:
    Interest paid                              $      -    $      -
                                               ========    ========
    Income taxes paid                          $      -    $      -
                                               ========    ========

   The accompanying notes are an integral part of these financial statements.

Edgar Filing.net, Inc.
Notes to Financial Statements

Note 1 - Basis of presentation
------------------------------

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

Note 2 - Going concern
----------------------

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As at June 30, 2002, the Company has accumulated operating losses of approximately $162,520 since inception. The Company's ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations. Management plans to raise equity capital to finance the operating and capital requirements of the Company. Amounts raised will be used to further development of the Company's products, to provide financing for marketing and promotion, to secure additional property and equipment, and for other working capital purposes. While the Company is expending its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations.

These conditions raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might arise from this uncertainty.

Note 3 - Related party transactions
-----------------------------------

During the six-month period ended June 30, 2002, the Company paid its president a total of $5,833 as a salary.

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

Note 4 - Change in control
--------------------------

On April 19, 2002, the Company executed a stock purchase agreement with Midwest Merger Management, LLC (Midwest), a privately owned Kentucky limited liability company. Midwest purchased from six shareholders an aggregate of 6,837,615 shares of the 7,686,125 issued and outstanding shares of the Company's common stock for $210,000. At the closing, the selling shareholders received $105,000 and a promissory note in the amount of $100,000 with an interest rate of 5% per annum due in one year, of which a payment of $25,000 is due within six Fmonths of the closing. In addition, the selling shareholders received a total of 325,000 newly issued shares of the Company's common stock and a total of 25,000 shares of Certified Services common stock.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS

         The following discussion contains forward-looking statements regarding us, the Registrant's business, prospects and results of operations that are subject to certain risks and uncertainties posed by many factors and events that could cause the Registrant's actual business, prospects and results of operations to differ materially from those that may be anticipated by such forward-looking statements. Factors that may affect such forward-looking statements include, without limitation, the Registrant's ability to successfully develop new products for new markets; the impact of competition on the Registrant's revenues, changes in law or regulatory requirements that adversely affect or preclude customers from using the Registrant's products for certain applications, delays in the Registrant's introduction of new products or services, and failure by us to keep pace with emerging technologies.

         When used in this discussion, words such as "believes," "anticipates," "expects," "intends," and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this Report. The Registrant undertakes no obligation to revise any forward-looking statements in order to reflect events or circumstances that may subsequently arise. Readers are urged to carefully review and consider the various disclosures made by us in this report and other reports filed with the Securities and Exchange Commission that attempt to advise interested parties of the risks and factors that may affect the Registrant's business.

Six Month Periods Ended June 30, 2002 and 2001:

Revenues - Total revenue for the six months ended June 30, 2001 ("SM1") was $11,050 compared to $200 for the six months ended June 30, 2002 ("SM2"). The principal reasons for this decrease are centered in the continued decline in viability of the Registrant's edgarizing service business, which was terminated coincident with Midwest's acquisition of voting control of the Company in April 2002.

Expenses - General and administrative expenses for SM1 were $38,608 compared to $9,405 for SM2. This reduction is in line with the Registrant's strategy of terminating the failing edgarizing business. Consistent with that strategy, the Registrant has redirected its focus toward becoming a candidate to acquire or merge with a new business operation.

Net Loss - As a result of the foregoing, the Registrant's operating loss of $26,948 experienced during SM1 was reduced to a net loss of $9,190 during SM2. The large number of average shares of Common Stock outstanding during each period yields a loss per share of $0.00 for SM1 versus $0.00 for SM2.

Quarters Ended June 30, 2002 and 2001:

Revenues - Total revenue for the second quarter 2001 ("SQ1") was $6,650 compared to $ -0- for the second quarter 2002 ("SQ2"). The principal reasons for this decrease are centered in the continued decline in viability of the Registrant's former edgarizing business, which led to the Registrant's termination of that operation in April 2002.

Expenses - General and administrative expenses for SQ1 were $8,944 compared to $2,200 for SM2. This reduction is similarly in line with the Registrant's strategy of terminating the failing edgarizing business. Consistent with that strategy, the Registrant has redirected its focus toward becoming a candidate to acquire or merge with a new business operation.

Net Loss - As a result of the foregoing, the Registrant experienced a net loss of $2,043 for SM1 compared to a net loss of $2,200 for SM2. In view of the average number of shares of Common Stock outstanding in each period, the loss per share was $0.00 for SM1 and SM2.

Liquidity and Capital Resources

As a result of the purchase of voting control of the Registrant by Midwest and the termination of its failing edgarizing business, the Registrant's principal activity has been redirected to the search for a new business operation. In this connection, Midwest, a private investment entity which has been in the business of reviving and redirecting small businesses for more than five years has committed, on a quarter by quarter basis, to provide Registrant with the legal, accounting and administrative resources to complete its business search. Since April 19, 2002, Midwest owns an aggregate of 6,837,615 (89%) of the Registrant's 7,686,125 common shares outstanding. Accordingly may be deemed a parent of the Registrant.

No assurances can be given that Midwest's plan to acquire or merge the Registrant with another business operation will be successful.


                           PART II - OTHER INFORMATION


Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS - On May 21, 2002, pursuant to the Registrant's change of control, Kamyar Beihagi resigned as the Registrant's sole director. Also on that date, pursuant to a Written Consent by a Majority of the Stockholders, in accordance with section 78.320 of the Nevada Revised Statutes, David Neely was elected as the Registrant's interim director. On August 13, 2002, David Neely resigned as the Registrant's interim director. Pursuant to Written Consent by a Majority of the Stockholders in accordance with section

78.320 of the Nevada Revised Statutes, Anthony R. Russo was elected as the Registrant's interim director until the next annual meeting of the Registrant's stockholders or until his respective successor is duly elected.



ITEM 6.  EXHIBITS AND REPORTS ON FORM  8-K -

(a)  Exhibits:    A -  Letter on Unaudited Interim Financial Information

(b)  Reports:     Form 8-K filed May 28, 2002.

                                   SIGNATURES


         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  August 19, 2002

Edgar Filing.net, Inc.


/s/Anthony R. Russo
--------------------
Anthony R. Russo
Chief Executive Officer

                                    Exhibit A


Beckstead and Watts, LLP
Certified Public Accountants
                                                         3340 Wynn Road, Suite C
                                                             Las Vegas, NV 89102
                                                                    702.257.1984
                                                                702.362.0540 fax


                     INDEPENDENT ACCOUNTANTS' REVIEW REPORT


Board of Directors
Edgar Filing.net, Inc.
New York, New York

We have reviewed the accompanying balance sheet of Edgar Filing.net, Inc. (a Nevada corporation) as of June 30, 2002 and the related statements of operations for the three-months and six-months ended June 30, 2002 and 2001 and statements of cash flows for the six-months ended June 30, 2002. These financial statements are the responsibility of the Company's management.

We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data, and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, which will be performed for the full year with the objective of expressing an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying financial statements referred to above for them to be in conformity with generally accepted accounting principles in the United States of America.

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

G. Brad Beckstead, CPA has previously audited, in accordance with generally accepted auditing standards, the balance sheet of Edgar Filing.net, Inc. as of December 31, 2001, and the related statements of operations, stockholders' equity, and cash flows for the year then ended (not presented herein) and in his report dated March 25, 2002, he expressed an unqualified opinion on those financial statements.



                                                                 August 17, 2002





Beckstead and Watts, LLP
Certified Public Accountants
                                                         3340 Wynn Road, Suite C
                                                             Las Vegas, NV 89102
                                                                    702.257.1984
                                                                702.362.0540 fax

To Whom It May Concern:

We have issued our report dated August 17, 2002, accompanying the financial statements of Edgar Filing.net, Inc. on Form 10-QSB for the period ended June 30, 2002. We hereby consent to the incorporation by reference of said report on the Quarterly Report of Edgar Filing.net, Inc. on Form 10-QSB.

Signed,

/s/ Beckstead & Watts, LLP

August 17, 2002