Form 10QSB
period 2002-09-30
EDGAR FILINGNET INC
filed 2002-11-12
CIK 1091406

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   Form 10Q-SB


(MarkOne)

...X..Quarterly  report under section 13 or 15(d) of the Securities  Exchange Act
     of   1934   for  the   quarterly   period   ended   September   30,   2002.
     ------------------

..... Transition  report under section 13 or 15(d) of the  Securities  Exchange
     Act  of  1934  for  the  transition  period   from____________________   to
     ______________________.


                          Commission File No: 000-29449

                             Edgar Filing.net, Inc.
                     (Name of small business in its charter)

              Nevada                                       88-0429638
  (State or other jurisdiction
        of incorporation)                            (IRS Employer Id. No.)

             477 Madison Avenue, 12th Floor, New York, NY 10022-5802
                (Address of Principal Office including Zip Code)

                    Issuer's telephone Number: (212) 308-8700



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

     Common Stock, $.001par value, 8,011,125 shares at October 31, 2002.


Transitional  Small  Business  Disclosure  Format (Check one): Yes ____ . NO X .
--------





                             Edgar Filing.net, Inc.
                 Form 10-QSB - Quarter Ended September 30, 2002
                                      INDEX

                                                                           Page

PART I   FINANCIAL INFORMATION...............................................2

Item 1.  Financial Statements................................................2
         Balance Sheets at September 30, 2002 and December 31, 2001..........3
         Statements of Operations for the Nine Months and Three Months Ended
           September 30, 2002 and September 30, 2001.........................4
         Statement of Stockholders' Equity for the Nine Months Ended
           September 30, 2002 and 2001.......................................5
         Statements of Cash Flows for the Nine Months Ended
           September 30, 2002 and September 30, 2001.........................6
         Notes to Financial Statements.......................................7
Item 2.  Management's Discussion and Analysis................................8

PART II  OTHER INFORMATION...................................................9

Item 6.  Exhibits and Reports on Form 8-K....................................9

         SIGNATURES .........................................................8

         CERTIFICATIONS.....................................................10

         EXHIBITS...........................................................12


-------------------
PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

     The unaudited condensed consolidated financial statements of registrant as of September 30, 2002 and for the nine months and three months ended September 30, 2002 and September 30, 2001 follow. The condensed consolidated financial statements reflect all adjustments that are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented.

                             Edgar Filing.net, Inc.
                                 Balance Sheets


                                          (unaudited)
                                         September 30,         December 30,
                                             2002                  2001
                                         -------------         -------------

Assets

  Current assets:
    Cash and equivalents                   $      --            $    8,068
    Accounts receivable                           --                 2,267
                                            --------             ---------
      Total current assets                        --                10,335
                                            --------             ---------

      Total assets                         $      --            $   10,335
                                            ========             =========


Liabilities and Stockholders' Equity

   Current liabilities:
     Income taxes payable                  $      --            $   1,145
     Due Midwest Merger Management, LLC        2,000                   --
                                            --------             --------

      Total current liabilities                2,000                1,145
                                            ========             ========

Stockholders' equity
     Preferred stock, $.001 par value,
       5,000,000 shares authorized, no
       shares issued and outstanding              --                   --
     Common stock, $.001 par value,
       20,000,000 shares authorized,
       8,011,125  and 7,686,125 shares
       issued and outstanding, respectively    8,011                7,686
     Additional paid-in capital              161,009              154,834
     Retained earnings (deficit)            (171,020)            (153,330)
                                            --------             --------

       Total stockholders' equity           (  2,000)               9,190
                                             -------             --------

       Total liabilities and
         Stockholders' equity              $      --            $  10,335
                                            ========             ========


The accompanying notes are an integral part of these financial statements.

                             Edgar Filing.net, Inc.
                            Statements of Operations
                                  (unaudited)


                                 Three Months Ending      Nine Months Ending
                                     September 30,           September 30,
                               -----------------------  ------------------------
                                  2002         2001          2002         2001
                                  ----         ----          ----         ----

Revenues                      $     --     $  2,187      $    200     $  16,037
                                ------      -------       -------       -------

Expenses:
  Officer's salary                  --           --         5,833            --
  General and administrative     8,500        6,264         9,805        44,871
  Bad debts                         --           --         2,267            --
                                ------       ------        ------       -------
       Total expenses            8,500        6,264        17,905        44,871
                                ------       ------        ------       -------

Net operating loss              (8,500)      (4,077)      (17,705)      (28,834)

Other income:
  Interest                          --          177            15           787
                                ------       ------        ------       -------

Net loss                      $ (8,500)    $ (3,900)     $(17,690)    $ (28,047)
                               =======      =======       =======       =======

Weighted average number
 of common shares
 outstanding basic and
 fully diluted               7,686,125    7,686,125     7,686,125     7,686,125

Net loss per share-
 basic and fully diluted   $ (    0.00)   $ (  0.00)    $  ( 0.00)    $  ( 0.00)
                             =========     ========      ========      ========



The accompanying notes are an integral part of these financial statements.

                             Edgar Filing.net, Inc.
                       Statements of Stockholders' Equity



                                 Preferred Stock,            Common Stock,
                                 $.001 par value            $.001 par value
                               ------------------       -----------------------
                                Shares     Amount         Shares        Amount

Balance, January 1, 2001            --   $     --      7,686,125     $   7,686
Net loss                            --         --             --            --
                                ------      -----      ---------      --------

Balance, December 31, 2001          --   $     --      7,686,125     $   7,686

Shares issued for services          --         --        325,000           325

Net loss                            --         --             --            --
                                ------      -----      ---------      --------
Balance September 30, 2002          --   $     --      8,011,125     $   8,011
                                ------      -----      ---------      --------
                                ------      -----      ---------      --------
                                                               (continued below)


                                                                       Total
                                 Additional        Retained        stockholders'
                                  Paid-in           Earnings          Equity
                                  Capital           (Deficit)       (Deficiency)
                               -------------      -----------     --------------

Balance, January 1, 2001       $   154,834        $  (107,284)     $    55,236
Net loss                                --           ( 46,046)        ( 46,046)
                               -----------        -----------     ------------

Balance, December 31, 2001     $   154,834        $  (153,330)     $     9,190

Shares issued for services           6,175                 --            6,500

Net loss                                --           ( 17,690)         (17,690)
                               -----------        ------------     ------------

Balance September 30, 2002     $   161,009        $ ( 171,020)      $   (2,000)
                               -----------        ------------     ------------
                               -----------        ------------     ------------
The accompanying notes are an integral part of the financial statements.

                             Edgar Filing.net, Inc.
                            Statements of Cash Flows
                                  (unaudited)

                                                  Nine Months Ending
                                                     September 30,
                                          ----------------------------------
                                                  2002                 2001
                                              -----------          ----------

Cash flows from operating activities
  Net loss                                     $  (17,690)        $  (28,047)
  Adjustments to reconcile net loss
    to cash
  Provided (used) by operating activities:
      Common shares issued for services             6,500                 --
      Decrease in accounts receivable               2,267             10,148
      Decrease in income taxes payable            ( 1,145)                --
      Increase due Midwest Merger Management        2,000                 --
                                                ---------          ---------

 Net cash used by operating activities            (8,068)         (  17,899)
                                                ---------          ---------

Cash flows from investing activities                   --                 --
                                                ---------          ---------

Cash flows from financing activities                   --                 --
                                                ---------          ---------

Net decrease in cash                              ( 8,068)         (  17,899)
Cash - beginning of period                          8,068             39,480
                                                ---------          ---------

Cash - end of period                           $       --         $   21,581
                                                =========          =========


Supplemental disclosures:
   Interest paid                               $       --         $       --
                                                =========          =========

   Income taxes paid                           $       --         $       --
                                                =========          ==========


   The accompanying notes are an integral part of these financial statements.

                             Edgar Filing.net, Inc.
                          Notes to Financial Statements

Note 1 - Basis of presentation

The interim financial statements included herein are presented in accordance with United States generally accepted accounting principles and have been prepared by the Registrant, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Registrant believes that the disclosures are adequate to make the information presented not misleading.

These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these interim financial statements be read in conjunction with the audited financial statements and notes thereto of the Registrant included in its Form 10-KSB for the period ended December 31, 2001. Results of operations for the interim periods are not indicative of annual results.

Since April 19, 2002, and principally as a result of its disposition of its edgarization business, the Registrant has not had any revenue from operations. During this period, the Registrant has been primarily involved in seeking a business combination with a profitable privately owned company. Accordingly, and despite the fact that management does not consider the Registrant to be a development stage company, it is possible that the Registrant could be considered to be a blank check company. As defined in Section 7(b) (3) of the Securities Act of 1933, as amended, a "blank check" company is one that has no specific business plan or purpose or has indicated that its business plan is to engage in a merger or an acquisition with an unidentified company or companies and is issuing "penny stock" securities as defined in Rule 3(a) (51) of the Securities Exchange Act of 1934, as amended, in that connection. The Securities and Exchange Commission and many states have enacted statutes, rules and regulations limiting the sale of securities of blank check companies.


Note 2 - Going concern

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern which contemplate the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. At September 30, 2002, the Registrant has accumulated operating losses of $171,020 since its inception. The Registrant's ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to identify, acquire, and maintain a profitable business operation. Management intends to raise the funds necessary to finance the Registrant's operating requirements until it can consummate a business combination. While the Registrant is utilizing its best efforts to achieve its goal, there can be no assurance that its plan will be successful within the foreseeable future. This condition raises substantial doubt about the Registrant's ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might be appropriate in view of this uncertainty.

Note 3 - Related party transaction

During the nine month period ended September 30, 2002, the Registrant paid its former president a salary of $5,833. Since July 2002, the Registrant has received office facilities, administrative expenses, and management services from Midwest Merger Management, LLC, a affiliated privately owned Kentucky limited liability company ("Midwest"), aggregating $2,000. As the Registrant has been unable to make payment for such services and expenses through September 30, 2002, the entire balance is reflected as a current liability.

Note 4 - Change in control

On April 19, 2002, the Registrant executed a stock purchase agreement with Midwest. Pursuant to the agreement, Midwest purchased from six shareholders an aggregate of 6,837,615 of the 7,686,125 issued and outstanding shares of the Registrant's common stock for $210,000. Accordingly, Midwest may be deemed to be a parent of the Registrant. At the closing, the selling shareholders received $110,000 and a promissory note in the amount of $100,000 with an interest rate of 5% per annum due within one year. In addition, the selling shareholders received a total of 325,000 originally issued shares of the Registrant's common stock in exchange for services valued at $6,500.


Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS


     The following discussion contains forward-looking statements regarding the Registrant's business, prospects, and results of operations that are subject to certain risks and uncertainties posed by many factors and events that could cause the Registrant's actual business, prospects, and results of operations to differ materially from those that may be anticipated by such forward-looking statements. Factors that may affect such forward-looking statements include, without limitation, the Registrant's ability to successfully develop new products for new markets, the impact of competition on the Registrant's revenues, changes in law or regulatory requirements that adversely affect or preclude customers from using the Registrant's products for certain applications, delays in the Registrant's introduction of new products or services, and failure by us to keep pace with emerging technologies.

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

Nine Month Periods Ended September 30, 2002 and 2001:


Revenues - Total revenue for the nine months ended September 30, 2001 ("9M1") was $16,037 compared to $200 for the nine months ended September 30, 2002 ("9M2"). The decrease was principally attributable to the continued decline in viability of the Registrant's edgarizing service business, which was terminated coincident with Midwest's acquisition of control of the Registrant in April 2002.

Expenses - General and administrative expenses for 9M1 were $44,871 compared to $17,905 for 9M2. This reduction is in line with the Registrant's strategy of terminating the failing edgarizing business. Consistent with that strategy, the Registrant has redirected its focus toward becoming a candidate to acquire or merge with a new business operation.

Net Loss - As a result of the foregoing, the Registrant's operating loss of $28,047 for 9M1 was reduced to a net loss of $17,690 during 9M2. The large number of weighted average shares of Common Stock outstanding during each period resulted in a per share loss of $0.00 in both 9M1 and 9M2.

Quarters Ended September 30, 2002 and 2001:

Revenues - Total revenue for the third quarter 2001 ("3Q1") was $2,187 compared to $ -0- for the third quarter 2002 ("3Q2"). This decrease was principally attributable to the continued decline in viability of the Registrant's former edgarizing business, which led to the Registrant's termination of that operation in April 2002.

Expenses - General and administrative expenses for 3Q1 were $6,264 compared to $2,000 for 3Q2. This increase was principally attributable to the Registrant's issuance during July 2002 of 325,000 common shares for prior services rendered by its former directors valued at $6,500. Consistent with their resignation, the Registrant has redirected its focus toward becoming a candidate to acquire or merge with a new business.

This reduction is similarly in line with the Registrant's strategy of terminating the failing edgarizing business. Consistent with that strategy, the Registrant has redirected its focus toward becoming a candidate to acquire or merge with a new business.

Net Loss - As a result of the foregoing, the Registrant's net loss of $3,900 for 3Q1 was reduced to a net loss of $2,000 for 3Q2. In view of the large amount of weighted average number of shares of Common Stock outstanding in each period, the loss per share was $0.00 for 3Q1 and 3Q2.

Liquidity and Capital Resources

The Registrant does not have any capital resources. As a result of the purchase of voting control of the Registrant by Midwest and the termination of its failing edgarizing business, the Registrant's principal activity has been redirected to the search for a new business. In this connection, Midwest, a private investment entity which has been in the business of reviving and redirecting small businesses for more than five years, has agreed to provide Registrant with reasonable legal, accounting and administrative resources to conduct its business search. Since April 19, 2002, Midwest owns an aggregate of 6,837,615 (89%) of the Registrant's 7,686,125 common shares outstanding. Accordingly may be deemed a parent of the Registrant. No assurances can be given that Midwest's plan to acquire or merge the Registrant with another business will be successful, or that Midwest will continue indefinitely to provide such resources.
                                        9


PART II - OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES - On July 9, 2002, the Registrant issued 325,000 shares of original issue common stock, $.001 par value, in exchange for the prior services of its former directors valued at $6,500.

ITEM 6.  EXHIBITS AND REPORTS ON FORM  8-K -

(a)  Exhibits: A - Letter on Unaudited Interim Financial Information

(b)  Reports: Form 8-K filed October 21, 2002.



                                SignatureS

     In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 8, 2002

Edgar Filing.net, Inc.



/s/____Anthony R. Russo_______________
       ----------------
 Anthony R. Russo, Chief Executive and
     Financial Officer






                                 CERTIFICATIONS


I, Anthony R. Russo, the Registrant's Chief Executive and Financial Officer, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Edgar Filing.net, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

                                       10

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have: a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared; b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function): a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 8, 2002

/s/ Anthony R. Russo
Anthony R. Russo, Chief Executive and
     Financial Officer


                                       11





                                    EXHIBIT A

                         Letterhead of Bloom & Co., LLP


                     INDEPENDENT ACCOUNTANTS' REVIEW REPORT


To the Board of Directors and Stockholders
Edgar Filing.net, Inc
477 Madison Avenue - 12th Floor
New York, NY  10022-5802

Gentlemen:

We have reviewed the accompanying condensed consolidated balance sheet of Edgar Filing.net, Inc. as of September 30, 2002, and the related condensed consolidated statements of operations, stockholders' equity and cash flows for the nine month period ended September 30, 2002. These condensed consolidated financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States of America, the objective of which is the expression of an opinion regarding the condensed consolidated financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying condensed financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

The condensed consolidated balance sheet and condensed consolidated statements of operations as of and for the three months ended March 31, 2002 and 2001, and the six months ended June 30, 2001, were reviewed by other accountants whose reports dated May 14, 2002, and August 15, 2001, respectively, expressed that they were not aware of any material modifications that should be made to those condensed financial statements for them to be in conformity with accounting principles generally accepted in the United States.

The consolidated balance sheet of Edgar Filing.net, Inc. as of December 31, 2001, presented herein, and the related consolidated statements of operations and retained earnings (deficit), stockholders' equity and cash flows for the year then ended not presented herein; were audited by other accountants and in their report dated February 5, 2002, they expressed an unqualified opinion on those financial statements.

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1 and 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainity.


/s/ Bloom & Co., LLP

Certified Public Accountants
Hempstead, New York
November  7, 2002


                                       12