Form 10KSB
period 2002-12-31
EDGAR FILINGNET INC
filed 2003-03-14
CIK 1091406

U.S. SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                                  FORM 10K-SB
  Annual Report under Section 13 or 15 (d) of the Securities Exchange Act 1934:

                       Fiscal Year Ended December 31, 2002

                        Commission File Number:000-29449

                             EDGAR FILING.NET, INC.
                    (Exact Name of Registrant in its Charter)


        Nevada                                              88-0428896
(State or other Jurisdiction                   (IRS Employer Identification No.)
     of Incorporation)

             477 Madison Avenue, 12th Floor, New York, NY 10022-5839 (Address of Principal executive Offices including Zip Code)

                                 (212) 308-8700
                         (Registrant's Telephone Number)

       Securities registered under Section 12(b) of the Exchange Act:None

         Securities registered under Section 12(g) of the Exchange Act:
                          Common Stock, $.001 par value

Check whether Registrant (1) filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days: Yes [ X ] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Par III of this Form 10-KSB or any amendment thereto. [ X ]

Registrant's revenues for its most recent fiscal year: $ 0

Market  value of Common  stock held by  non-affiliates  at  February  28,  2003:
$71,544

   Shares of Common Stock outstanding at February 28, 2003: 9,011,125 shares

                   Documents incorporated by reference: None

   Transitional Small Business Disclosure Format (check one): Yes [ X ] No [ ]


                                TABLE OF CONTENTS
PART I
Item 1.  Description of Business
Item 2.  Description of Property
Item 3.  Legal Proceedings
Item 4.  Submissions of Matters to a Vote of Security Holders

PART II
Item 5.  Market for Common Equity and Related Stockholder Matters
Item 6.  Management's Discussion and Analysis or Plan of Operation
Item 7.  Financial Statements
Item 8.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

PART III
Item 9.  Directors, Executive Officers, Promoters
              and Control Persons; Compliance With Section
              16(a) of the Exchange Act
Item 10.  Executive Compensation
Item 11.  Security Ownership of Certain Beneficial Owners and Management
Item 12.  Certain Relationships and Related Transactions
Item 13.  Exhibits and Reports on Form 8K
Item 14.  Controls and Procedures

SIGNATURES

CERTIFICATIONS


                                     PART I

ITEM 1.     DESCRIPTION OF BUSINESS

Business Development

Edgar Filing.net, Inc. (the "Registrant") was incorporated in Nevada on May 28, 1999. From inception through May 9, 2002, the Registrant sought to become engaged in providing electronic filing services for clients that need to electronically file prospectuses, registration statements, and other documents pursuant to federal securities laws with the Securities and Exchange Commission (the "SEC") via the SEC's electronic data gathering system entitled Electronic Data Gathering Analysis and Retrieval ("EDGAR"). On May 9, 2002, a group of six shareholders owning 6,837,615 of the 7,686,125 issued and outstanding shares of common stock of the Registrant entered into a stock purchase agreement (the "Agreement") with Midwest Merger Management, LLC, a then non-affiliated privately owned Kentucky limited liability company ("Midwest"). In contemplation of the stock sale, the selling shareholders arranged for the termination of the Registrant's failing electronic filing services business. As of the date of the Agreement, and for five years prior thereto, Midwest was engaged in the business of identifying, acquiring and financing business operations.

Since May 9, 2002, the Registrant has not had any revenue from operations and has been principally engaged in seeking to consummate a business combination with a profitable, privately owned company. Accordingly, the Registrant may be deemed to be a blank check company. As defined in Section 7(b)(3) of the Securities Act of 1933, as amended (the "Securities Act "), a "blank check" company is an entity that has no specific business plan or purpose or has indicated that its business plan is to engage in a merger or an acquisition with an unidentified company or companies and is issuing "penny stock" securities as defined in Rule 3(a)(51) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The SEC and many states have enacted statutes, rules and regulations limiting the sale of securities of blank check companies.


The Registrant's address is 477 Madison Avenue, 12th Floor, New York, NY 10022, and its telephone and facsimile numbers are (212) 308-8700 and (212) 308-3949, respectively. The Registrant's registered agent in the State of Nevada is Pacific Stock Transfer Company. The Registrant's common stock is eligible for trading on the NASD Over the Counter Bulletin Board, under the symbol EGRF.

Recent Developments

In April 2002, the Registrant determined it was in its best interests to terminate its electronic filing services business direction. Thereafter, and on May 9, 2002, the Registrant entered into the Agreement with Midwest. Pursuant to the Agreement, Midwest purchased an aggregate of 6,837,615 (approximately 89%) of the 7,686,125 issued and outstanding shares of the Registrant's common stock from six individual shareholders in consideration for a purchase price of $210,000. At the closing, the selling shareholders collectively received an aggregate of $110,000 and a promissory note in the amount of $100,000 with an interest rate of 5% per annum due within one year. In addition, in July 2002, the selling shareholders received a total of 325,000 originally issued shares of the Registrant's common stock in exchange for prior services valued at $6,500. By virtue of the foregoing, and in light of the fact that Midwest acquired 89% of the issued and outstanding shares of the Registrant's common stock, Midwest may materially influence and exercise effective control over the Registrant's affairs, including but not limited to, the election of directors. Accordingly, Midwest may be deemed to have become a parent of the Registrant. Although Midwest is actively seeking a new business operation for the Registrant, there can be no assurance that Midwest's plan of redirection can be implemented in a timely manner, if at all, or that such plan will achieve any material degree of success.


On October 2, 2002, the Registrant initiated a private offering of 1,000,000 restricted shares of its common stock at $.01 per share for working capital purposes. The offering was conducted to accredited investors pursuant to Rule 506 of Regulation D under the Securities Act. On December 27, 2002, three accredited investors subscribed for an aggregate of 1,000,000 shares of the Registrant's common stock at $.01 per share. The subscription payments were due within 30 days. One subscription for 200,000 shares was collected in December 2002, and the remaining two subscriptions were collected in January 2003.


The Discontinued  Electronic  Filing  Services  Business.

During the period from inception (May 28, 1999) through May 9, 2002, the Registrant sought to provide electronic filing services for clients that need to electronically file prospectuses, registration statements, and other documents pursuant to federal securities laws with the SEC via EDGAR.

Business of the Registrant

The Registrant will attempt to identify and negotiate with a business target for the merger of that entity with and into the Registrant. In certain instances, a target company may wish to become a subsidiary of the Registrant or may wish to contribute or sell assets to the Registrant rather than to merge. No assurances can be given that the Registrant will be successful in identifying or negotiating with any target company. The Registrant seeks to provide a method for a foreign or domestic private company to become a reporting ("public") company whose securities are qualified for trading in the United States secondary market.

A business combination with a target company will normally involve the transfer to the target company of the majority of the issued and outstanding common stock of the Registrant, and the substitution by the target company of its own management and board of directors. No assurances can be given that the Registrant will be able to enter into a business combination, or, if the Registrant does enter into such a business combination no assurances can be given as to the terms of a business combination, or as to the nature of the target company.

Risk  Factors

The Registrant's business is subject to numerous risk factors, including the following:

No Operating History or Revenue and Minimal Assets.

The Registrant has never had any significant revenues, earnings, or operations. The Registrant has no significant assets or financial resources. The Registrant will, in all likelihood, incur operating expenses without corresponding revenues, at least until the consummation of a business combination. This may result in the Registrant incurring a net operating loss which will increase continuously until the Registrant can consummate a business combination with a target company. There can be no assurance that the Registrant will be able to identify such a target company and consummate such a business combination on acceptable terms, or that Midwest or Brentwood will continue to fund the Registrant's losses indefinitely.

Speculative Nature of the Registrant's  Proposed Operations.

The success of the Registrant's proposed plan of operation will depend to a great extent on the operations, financial condition and management of any identified target company. While management intends to seek business combinations with entities having established operating histories, there can be no assurance that the Registrant will be able to identify a candidate satisfying such criteria. In the event the Registrant completes a business combination, the success of the Registrant's operations will be dependent upon management of the target company and numerous other factors beyond the Registrant's control.

Scarcity of and Competition for Business  Opportunities  and  Combinations.

The Registrant is and will continue to be an insignificant participant in the business of seeking mergers with and acquisitions of business entities. A large number of established and well-financed entities, including venture capital firms, are active in mergers and acquisitions of companies which may be merger or acquisition target candidates for the Registrant. Nearly all such entities have significantly greater financial resources, technical expertise and managerial capabilities than the Registrant and, consequently, the Registrant will be at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination. Moreover, the Registrant will also compete with numerous other small public companies in seeking merger or acquisition candidates.

No Agreement for Business  Combination  or Other  Transaction.

No Standards for Business Combination. The Registrant has no current arrangement, agreement or understanding with respect to engaging in a merger with or acquisition of a specific business entity. There can be no assurance that the Registrant will be successful in identifying and evaluating suitable business opportunities or in concluding a business combination. Management has not identified any particular industry or specific business within an industry for evaluation by the Registrant. There can be no assurance that the Registrant will be able to negotiate a business combination on terms favorable to the Registrant. The Registrant has not established a specific length of operating history or a specified level of earnings, assets, net worth or other criteria which it will require a target company to have achieved, or without which the Registrant would not consider a business combination with such business entity. Accordingly, the Registrant may enter into a business combination with a business entity having losses, limited or no potential for earnings, limited assets, no significant operating history, negative net worth or other negative characteristics.

Continued  Management  Control,  Limited  Time  Availability.

While seeking a business combination, management anticipates devoting up to twenty (20) hours per month to the business of the Registrant. The Registrant's only executive officer is Anthony R. Russo and its only "outside" director is Danny L. Pixler, neither of whom have entered into written employment agreements with the Registrant or are expected to do so in the foreseeable future. The
Registrant has not obtained key man life insurance on its officers and directors. Notwithstanding the combined limited experience and time commitment of management, loss of the services of Anthony R. Russo would adversely affect development of the Registrant's business and its likelihood of consummating a business combination.

Conflicts of Interest - General.

Both Messrs. Russo and Pixler, the Registrant's two Directors, participate in other business ventures which may compete directly with the Registrant. Although none are anticipated, conflicts of interest and non-arms length transactions may also arise in the future. Management does not anticipate that the Registrant will seek a merger with, or acquisition of, any entity in which any member of management serves as an officer, director or partner, or in which they or their family members own or hold any ownership interest. See "ITEM 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

Reporting  Requirements  May Delay or  Preclude  Acquisition.

Section 13 of the  Exchange  Act  requires  the  Registrant  to provide  certain information about significant acquisitions including certified financial statements of the business being acquired covering one or two years, depending on the relative size of the acquisition. The time and additional costs that may be incurred by some target companies to prepare such financial statements may significantly delay or essentially preclude consummation of an otherwise desirable acquisition by the Registrant. Acquisition prospects that do not have or are unable to obtain the required audited statements may not be appropriate for acquisition so long as the reporting requirements of the Exchange Act are applicable.

Lack of Market  Research  or  Marketing  Organization.

The Registrant has not conducted, nor have others made available to it, market research indicating that demand exists for the transactions contemplated by the Registrant. Even in the event demand exists for a merger or acquisition of the type contemplated by the Registrant, there can be no assurance the Registrant will be successful in completing any such business combination.

Lack  of  Diversification.

The Registrant's proposed operations, even if successful, will, at least in the short term and in all likelihood in the long term, result in the Registrant engaging in a business combination with only one business opportunity. Consequently, the Registrant's activities will be limited to those engaged in by the business opportunity which the Registrant merges with or acquires. The Registrant's inability to diversify its activities into a number of areas may subject the Registrant to economic fluctuations within a particular business or industry and therefore increase the risks associated with the Registrant's operations.

Probable Change in Control and Management.

A business combination involving the issuance of the Registrant's common stock will, in all likelihood, result in shareholders of a target company obtaining a controlling interest in the Registrant. Any such business combination may require shareholders of the Registrant to sell or transfer all or a portion of the Registrant's common stock held by them. The resulting change in control of the Registrant will likely result in removal of the present officers and directors of the Registrant and a corresponding reduction in or elimination of their participation in the future affairs of the Registrant.

Reduction of Percentage  Share Ownership  Following  Business  Combination.

The Registrant's primary plan of operation is based upon the consummation of a business combination with a business entity which, in all likelihood, will result in the Registrant issuing securities to shareholders of such business entity. The issuance of previously authorized and unissued common stock of the Registrant would result in reduction in percentage of shares owned by the present shareholders of the Registrant and would most likely result in a change in control and/or management of the Registrant.

Aspects  of Blank  Check  Offering.

The Registrant may enter into a business combination with a business entity that desires to establish a public trading market for its shares. A target company may attempt to avoid what it deems to be adverse consequences of undertaking its own public offering by seeking a business combination with the Registrant. Such consequences may include, but are not limited to, time delays of the registration process, significant expenses to be incurred in such an offering, loss of voting control to public shareholders or the inability to obtain an underwriter on terms satisfactory to the Registrant or the target.

Taxation.

Federal and state tax consequences will, in all likelihood, be major considerations in any business combination the Registrant may undertake. Currently, such transactions may be structured so as to result in tax-free treatment to both companies, pursuant to various federal and state tax provisions. The Registrant intends to structure any business combination so as to minimize the federal and state tax consequences to both the Registrant and the target company; however, there can be no assurance that such business combination will meet the statutory requirements of a tax-free reorganization or that the parties will obtain the intended tax-free treatment upon a transfer of stock or assets. A non-qualifying reorganization could result in the imposition of both federal and state taxes which may have an adverse effect on both parties to the transaction or their respective shareholders.

Requirement   of  Audited   Financial   Statements   May   Disqualify   Business
Opportunities.

Pursuant to SEC regulations, management of the Registrant will request that any potential business opportunity provide audited financial statements. One or more potential combination candidates may opt to forego pursuing a business combination with the Registrant rather than incur the burdens associated with preparing audited financial statements. In such case, the Registrant may choose to obtain certain assurances as to the target company's assets, liabilities, revenues and expenses prior to consummating a business combination, with further assurances that an audited financial statement would be provided after closing of such a transaction. Closing documents for such a transaction may include representations that the audited financial statements will not materially differ from the representations included in such closing documents.

ITEM 2. DESCRIPTION OF PROPERTY

Pursuant to an Advisory and Occupancy Services Agreement dated December 30, 2002, with Brentwood Capital Corp. ("Brentwood"), a privately owned business development company and 6% stockholder of the Registrant's common stock, the Registrant occupies 300 square feet of office space, located at 477 Madison Avenue, 12th Floor, New York, NY 10022. The office facilities were provided without charge from April through September, 2002, and at the rate of $2,000 per month thereafter for a minimum of one year and cancelable thereafter upon 60 days notice. Midwest, a principal stockholder of the Registrant, is a client of Brentwood. The Registrant's current office facilities are adequate for the Registrant's present needs, and management expects that the Registrant will continue this arrangement until the completion of an acquisition or merger. The Registrant believes that its monthly rent is equal or better than that which could have been obtained from a non-affiliated landlord in the same geographic area in New York City.

ITEM 3. LEGAL PROCEEDINGS

Since the date of the Agreement, no legal proceedings have been pending against the Registrant. As of the date of this Report, no legal proceedings have been threatened against or settled by the Registrant.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Since its incorporation, the Registrant has not conducted an Annual Meeting of its stockholders pursuant to definitive proxy materials under Regulation 14A under the Exchange Act , or otherwise.

                                    PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a) Market  Information.

Since approximately December 31, 2001, the Registrant's common stock, its only class of trading securities, has been eligible for trading in the over-the-counter market on the OTC Bulletin Board. However, and since December 31, 2001, and as reported by NASDAQ, there has been no reported trading in the Registrant's common stock.

In recent years, the stock market has experienced extreme price and volume fluctuations that have had a substantial effect on the market prices for many small and emerging growth companies such as the Registrant, which may be unrelated to the operating performances of the specific companies. Some companies that have experienced volatility in the market price of their stock have been the objects of securities class action litigation. If the Registrant became the object of securities class action litigation, it could result in substantial costs and a diversion of its management's attention and resources and have an adverse effect on the Registrant's ability to consummate a business combination. In addition, holders of shares of the Registrant's common stock could suffer substantial losses as a result of fluctuations and declines in the market price of the Registrant's common stock.

The trading of shares of the Registrant's common stock is subject to limitations set forth in Rule 15g-9 of the Exchange Act. This rule imposes sales practice requirements on broker-dealers who sell so-called "penny stocks" to persons other than established customers, accredited investors or institutional investors. For any transaction involving a penny stock, unless exempt, the rules require that a broker or dealer: (i) approve a person's account for transactions in penny stocks; and (ii) receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased. In order to approve a person's account for transactions in penny stocks, the broker or dealer must: (i) obtain financial information and investment experience and objectives of the person; and (ii) make a reasonable determination that the transactions in penny stocks are suitable for that person and that person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks. The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule relating to the penny stock market, which, in highlight form, (i) sets forth the basis on which the broker or dealer made the suitability determination; and (ii) that the broker or dealer received a signed, written agreement from the investor prior to the transaction. Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading, and about commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

(b) Holders.

As of December 31, 2002, the approximate number of holders of record of shares of the Registrant's Common Stock, $.001 par value per share, the Registrant's only class of trading securities, was believed by management to be as follows:

  Title of Class                                      Number of Record Holders
  Common Stock, $.001 par                                       150

Management believes there are many shareholders whose securities are held in street name with various brokerage houses. The exact number of shareholders is unknown to the Registrant.

(c)  Dividends

The Registrant has paid no dividends since its incorporation. Other than the requirements of Chapter 78 of the Nevada Revised Statutes that dividends be paid out of capital surplus only and that the declaration and payment of a dividend not render the Registrant insolvent, there are no restrictions on the Registrant's present or future ability to pay dividends.

The payment by the Registrant of dividends, if any, in the future rests within the discretion of its Board of Directors and will depend, among other things, upon the Registrant's earnings, its capital requirements, and its financial conditions, as well as other relevant factors.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Results of Operations

During the year ended December 31, 2002, the Registrant had discontinued its business operations and did not earn any significant revenues.

Since May 9, 2002, the Registrant's general and administrative expenses were mitigated due to Brentwood allowing the Registrant to operate on a rent-free basis within its premises through September 1, 2002, and at $2,000 per month thereafter. Commencing on May 1, 2002, the Registrant's general and administrative expenses were entirely attributable to the Registrant's reporting obligations under the Exchange Act, its tax and good standing obligations to the States of Nevada and New York, and the incidental overhead expenses associated with seeking a business combination candidate.

The Registrant did not conduct any research and development or selling and marketing activities in the two fiscal years ended December 31, 2002 and 2001. The Registrant is not currently conducting any research and development or selling and marketing activities.

During the fiscal year ended December 31, 2002, the Registrant recognized a net loss of $28,243. The net loss was principally the result of administrative expenses, including office expenses, and professional fees in the amount of $27,843. The Registrant does not anticipate sales of any products or services in the foreseeable future other than those of a potential merger partner.

The significant reduction in both the Registrant's gross revenue and general and administrative expenses for the fiscal year ended December 31, 2002 compared to those of the preceding year, was entirely attributable to the Registrant's divestiture of its failing electronic filing service operations in April 2002. This divestiture left the Registrant without prospects of earning revenues and income from EDGAR filing services. Accordingly, the continued economic viability of the Registrant is entirely dependent upon: (1) Midwest's continued support of its administrative expenses and reporting obligations, and (2) the Registrant's merger with a profitable operating company. The future of the Registrant is entirely dependent on new management's ability to secure a business combination partner or establish profitable operations.

Financial  Condition

On May 1, 2002, the Registrant changed its direction from providing electronic filing services to searching for a business combination partner. As of December 31, 2002, the Registrant did not have any significant cash or assets. The Registrant's current liabilities of $10,553 at December 31, 2002, represented a $9,408 increase from the Registrant's current liabilities at December 31, 2001. The increase was entirely attributable to the accrual of office and administrative expenses that were incurred by Brentwood on the Registrant's behalf. During December 2002, the Registrant accepted subscriptions for 1,000,000 shares of common stock at $.01 per share, including payment for 200,000 of such shares. In accordance with the terms of the offering, the subscriptions for the remaining 800,000 shares were paid in January 2003.

The Registrant is authorized to issue up to 20,000,000 shares of its Common Stock and up to 5,000,000 shares of Preferred Stock, $.001 par value per share. At December 31, 2002, there were 9,011,125 shares of the Registrant's Common Stock issued and outstanding, an increase of 1,325,000 shares compared to December 31, 2001. At December 31, 2002 and 2001, no shares of the Registrant's Preferred Stock were issued and outstanding.

Capital  Expenditures

The Registrant did not have any material commitments for capital expenditures at December 31, 2002 or 2001.

Effects of Inflation

The Registrant believes that the relatively moderate rate of inflation over the past few years has not had a significant impact on the Registrant's financial position or operating results.

Forward Looking  Statements

This report includes "Forward-Looking Statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Any statements that express or involve discussions with respect to predictions, expectations, beliefs, plans, projections, objectives, assumptions or future events or performance (often, but not always, using words or phrases such as "expects" or "does not expect", "is expected", "anticipates" or "does not anticipate", "plans", "estimates" or "intends", or stating that certain actions, events or results "may", "could", "would", "might" or "will" be taken, occur or be achieved) are not statements of historical fact and may be considered "forward looking statements". Such statements are included, among other places in this report, in the sections entitled "Management's Discussion and Analysis or Plan of Operation," "Description of Business" and "Description of Property." Forward-looking statements are based on expectations, estimates and projections at the time the statements are made that involve a number of risks and uncertainties which could cause actual results or events to differ materially from those presently anticipated. Although we believe that the expectations reflected in such forward-looking statements are reasonable, the Registrant can give no assurance that such expectations will prove to have been correct.

ITEM 7.  FINANCIAL STATEMENTS

- Report of Independent Accountants
- Balance Sheets at December 31, 2002 and 2001
- Statements of Operations for the Years Ended  December 31, 2002 and 2001
- Statement of Stockholders' Equity (Deficiency) for the Years Ended December 31, 2002 and 2001
- Statements of Cash Flows for the Years Ended December 31, 2002 and 2001
- Notes to Financial Statements





                                BLOOM & CO., LLP

                           Certified Public Accountants
                           50 Clinton Street Suite 502
                            Hempstead, New York 11550
                                Tel. 516 486-5900

                          INDEPENDENT AUDITOR'S REPORT



Board of Directors
Edgar Filing.net, Inc.
477 Madison Avenue - 12th Floor
New York, NY 10022



We have audited the balance sheet of Edgar Filing.net, Inc. as of December 31, 2002, and the related statements of income, accumulated deficit, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Edgar Filing.net, Inc. as of December 31, 2001, were audited by other auditors whose report dated March 25, 2002, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 2002 financial statements referred to above present fairly, in all material respects, the financial position of Edgar Filing.net. Inc. as of December 31, 2002, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming Edgar Filing.net, Inc. will continue as a going concern. As discussed in the Note 3, the Company has sustained accumulated losses of $181,573, from inception to December 31, 2002 and has discontinued its principal line of operations. The Company's ability to continue as a going concern is dependent upon the successful completion of management plans to raise equity capital to finance the operating and capital requirements of Edgar Filing.net, Inc. including its search for a viable business combination candidate. Management's plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Bloom & Co., LLP
Hempstead, New York
March 14, 2003




                             Edgar Filing.net, Inc.
                                 Balance Sheets



                                                       December 31,
                                                2002             2001
                                             -----------     ------------

Assets

Current Assets:
   Cash & equivalents                     $          --    $        8,068
   Accounts receivable                               --             2,267
                                             -----------      ------------
                                             -----------      ------------
          Total Current Assets                       --            10,335
                                             -----------      ------------
                                             -----------      ------------
Total Assets                              $          --    $       10,335
                                             ===========      ============
                                             ===========      ============

Liabilities and Stockholders' Equity

Current Liabilities:
   Due Brentwood Capital Corp.            $      10,153    $           --
   Income taxes payable                             400             1,145
                                             -----------      ------------
                                             -----------      ------------
          Total Current Liabilities              10,553             1,145
                                             -----------      ------------
                                             -----------      ------------

Stockholders' Equity (Impairment):
Preferred stock, $0.001 par value,
5,000,000 shares authorized, no shares
issued or outstanding                                --                --
Common stock, $0.001 par value,
20,000,000 shares authorized,
9,011,125 and 7,686,125 shares issued
and outstanding at December 31, 2002
and 2001, respectively                            9,011             7,686
Additional paid-in capital                      170,009           154,834
Subscriptions receivable                         (8,000)               --
Retained deficit                               (181,573)         (153,330)
                                             -----------       -----------

Total Stockholders' Equity (Impairment)         (10,553)            9,190
                                             -----------       -----------
                                             -----------       -----------

Total Liabilities and Stockholders' Equity  $        --       $     10,335
                                             ===========       ===========

The accompanying notes are an integral part of these financial statements.


                             Edgar Filing.net, Inc.
                            Statements of Operations


                                            For the years ended
                                               December 31,
                                   --------------------------------------
                                   ---------------- ---- ----------------
                                        2002                  2001
                                   ----------------      ----------------
                                   ----------------

Revenue                         $               --    $           13,917
                                   ----------------      ----------------
                                   ----------------      ----------------
Expenses:
   Salary                                    5,833                26,250
   Administrative expenses                  22,025                34,581
                                   ----------------      ----------------
                                   ----------------      ----------------
Total expenses                              27,858                60,831
                                   ----------------      ----------------
                                   ----------------      ----------------

Operating loss                            (27,858)              (46,914)
Other income:
   Interest income                              15                   868
                                   ----------------      ----------------
                                   ----------------      ----------------

Loss before taxes                         (27,843)              (46,046)
Provision for taxes                            400                    --
                                   ----------------      ----------------
                                   ----------------      ----------------
Net loss                        $         (28,243)    $         (46,046)
                                   ================      ================
                                   ================      ================

Net loss per share
                                $           (0.01)    $           (0.01)
                                   ================      ================
                                   ================      ================


Weighted average number of
common shares outstanding                 7,913,048             7,686,125

                                   ================      ================


The accompanying notes are an integral part of these financial statements.




                             Edgar Filing.net, Inc.
                  Statements of Changes in Stockholders' Equity





                                             Common Stock                Add'l
                                                                        Paid-in
                                         Shares        Amount           Capital

Balance, January 1, 2001                  7,686,125       $7,686       $ 154,834


Net loss                                         --           --              --
                                          ---------       ------         -------

Balance, December 31, 2001                7,686,125       $7,686       $ 154,834

Shares issued for services                  325,000          325           6,175

Sale of common stock                      1,000,000        1,000           9,000

Net loss                                         --           --              --
                                          ---------       ------         -------

Balance, December 31, 2002                9,011,125      $ 9,011       $ 170,009

(Continued)


                                                                         Total
                                         Subscrip-      Retained         Stock-
                                           tions        Earnings        holders'
                                        Receivable      (Deficit)        Equity

Balance, January 1, 2001                  $   --     $(107,284)         $55,236

Net loss                                      --       (46,046)         (46,046)
                                          ---------     -------         -------

Balance, December 31, 2001                $   --     $(153,330)        $  9,190


Shares issued for services                    --            --            6,500

Sale of common stock                      (8,000)           --            2,000

Net loss                                      --       (28,243)         (28,243)
                                          ---------       ------         -------

Balance, December 31, 2002              $ (8,000)     $(181,573)       $(10,553)
                                          ---------       ------         -------
                                          ---------       ------         -------


                            Edgar Fili ng.net, Inc.
                            Statements of Cash Flows



                                                     For the years ended
                                                         December 31,
                                             ----------------------------------
                                             ----------         ------------
                                                 2002                  2001
                                             ----------         ------------
                                             ----------         ------------

Cash flows from operating activities:
Net loss                                  $     (28,243)      $     (46,046)
                                             ----------         ------------
                                             ----------         ------------

Adjustments to reconcile net loss to
net cash used by operating activities:
 Decrease in accounts receivable                  2,267               10,468
 Increase in accrued expenses payable            10,153                   --
 Decrease in income taxes payable                 (745)                   --
 Common shares issued for prior services          6,500                   --
                                             -----------         -----------
Net cash used by operating activities           (10,068)             (35,578)
                                             -----------         -----------
                                             -----------         -----------

Cash flows from investing activities
       Sale of common stock                       2,000                   --
                                             ----------          -----------
                                             ----------          -----------

Net decrease in cash                             (8,068)             (35,578)

Cash - beginning                                  8,068               43,646
                                             -----------         ------------
                                             -----------         ------------
Cash - ending                             $          --         $       8,068
                                             ===========         ============
                                             ===========         ============

Supplemental disclosures:
   Interest paid                          $           --        $          --
                                             ============         ===========
                                             ============         ===========
   Income taxes paid                      $            --       $         --
                                             ============         ===========


The accompanying notes are an integral part of these financial statements.



                             Edgar Filing.net, Inc.
                          Notes to Financial Statements

Note 1 - History and Organization of the Registrant

Edgar Filing.net, Inc. (the "Company") was incorporated in Nevada on May 28, 1999. From inception through May 9, 2002, the Company sought to become engaged in providing electronic filing services for clients that need to electronically file prospectuses, registration statements, and other documents pursuant to federal securities laws with the Securities and Exchange Commission (the "SEC") via the SEC's electronic data gathering system entitled Electronic Data Gathering Analysis and Retrieval ("EDGAR"). On May 9, 2002, the Company ceased all business operations and entered into a stock purchase agreement (the "Agreement") with Midwest Merger Management, LLC, a then non-affiliated privately owned Kentucky limited liability company ("Midwest"). As of the date of the Agreement, and for five years prior thereto, Midwest was engaged in the business of identifying, acquiring and financing business operations.

Since May 9, 2002, the Company has not had any revenue from operations and has been principally engaged in seeking to consummate a business combination with a profitable privately owned company. Accordingly, the Company may be deemed to be a blank check company. As defined in Section 7(b)(3) of the Securities Act of 1933, as amended, a "blank check" company is an entity that has no specific business plan or purpose or has indicated that its business plan is to engage in a merger or an acquisition with an unidentified company or companies and is issuing "penny stock" securities as defined in Rule 3(a)(51) of the Securities Exchange Act. The SEC and many states have enacted statutes, rules and regulations limiting the sale of securities of blank check companies.

The Company's address is 477 Madison Avenue, 12th Floor, New York, NY 10022, and its telephone and facsimile numbers are (212) 308-8700 and (212) 308-3949, respectively. The Company's registered agent in the State of Nevada is The Corporation Trust Company. The Company's common stock is eligible for trading over the counter, in the pink sheets, under the symbol EGRF.

Note 2 - Summary of Significant Accounting Policies

Accounting policies and procedures have not been determined except as follows:

Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Fair Value of Financial Instruments - Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2002. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash and accounts payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

Cash and Cash Equivalents - For purposes of financial statement presentation, the Company classifies all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents include money market funds of $-0- at December 31, 2002.

Accounting Method - The Company reports income and expenses on the accrual method.

Reporting on the Costs of Start-Up Activities - Statement of Position 98-5 (SOP 98-5), "Reporting on the Costs of Start-Up Activities," which provides guidance on the financial reporting of start-up costs and organizational costs, requires most costs of start-up activities and organizational costs to be expensed as incurred. SOP 98-5 is effective for fiscal years beginning after December 15, 1998. With the adoption of SOP 98-5, there has been little or no effect on the Company's financial statements.

Loss Per Share - Net loss per share is provided in accordance with Statement of Financial Accounting Standards No. 128 (SFAS #128) "Earnings Per Share". Basic loss per share is computed by dividing losses available to common stockholders by the weighted average number of common shares outstanding during the period. As of December 31, 2002, the Company had no common stock equivalents, such as stock options or warrants.

Income Taxes - The Company follows Statement of Financial Accounting Standard No. 109, "Accounting for Income Taxes" ("SFAS No. 109") for recording the provision for income taxes. Deferred tax assets and liabilities are computed based upon the difference between the financial statement and income tax basis of assets and liabilities using the enacted marginal tax rate applicable when the related asset or liability is expected to be realized or settled. Deferred income tax expenses or benefits are based on the changes in the asset or liability each period. If available evidence suggests that it is more likely than not that some portion or all of the deferred tax assets will not be realized, a valuation allowance is required to reduce the deferred tax assets to the amount that is more likely than not to be realized. Future changes in such valuation allowance are included in the provision for deferred income taxes in the period of change.

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

Stock-Based Compensation - The Company accounts for stock-based awards to employees in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations and has adopted the disclosure-only alternative of FAS No. 123, "Accounting for
Stock-Based Compensation." Options granted to consultants, independent representatives and other non-employees are accounted for using the fair value method as prescribed by FAS No. 123.

Dividends - The Company has not yet adopted any policy regarding payment of dividends. No dividends have been paid since inception.

Year End - The Company has adopted December 31 as its fiscal year end.

Note 3 - Going Concern

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has sustained losses since inception and has accumulated losses of $181,573 as of December 31, 2002. The Company's ability to continue as a going concern is dependent upon the successful completion of additional financing arrangements and its ability to achieve a business combination with a profitable entity. Management plans to raise equity capital to finance the operating and capital requirements of the Registrant including its search for a viable business combination candidate. While the Company is expending its best efforts to achieve the above plans, there is no assurance that such activity will generate sufficient funds to accomplish its business purpose, or that the Company's business plans will be successful.


Note 4 - Income Taxes

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

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes. The sources and tax effects of the differences are as follows:

                                                      Estimated  Tax Asset
                                                             On NOL

U.S federal  statutory rate        (34.0%)                   $38,255
Valuation reserve                   34.0%                    (38,255)
                                    -----                     ------
Total                                  -%                       $ --
                                    =====                     ======

As of December 31, 2002, the Company has a net operating loss carryforward of approximately $112,428 for tax purposes, which will be available to offset future taxable income. If not used, this carryforward will expire through the year 2022.

                                                               Estimated Tax
  Year Loss         Expiration     Capital       Operating      Asset on Net
  Incurred Date                      Loss          Loss        Operating Loss
--------------------------------------------------------------------------------

    2000              2020         $75,633(A)    $  38,139        $12,967
    2001              2021              --          46,046         15,656
    2002              2022              --          28,243          9,602
                                   ---------------------------------------------
                                   $75,633       $ 112,428        $38,255

(A) Can be carried over for five years to offset capital gains only.

Internal Revenue Code Section 382 establishes a limit on the amount of NOLs of the Company that may be used to offset income after the ownership change that occurred on May 9, 2002.

Under the Section 382 there will be an owner shift any time there is a transfer of stock by a person who directly, or indirectly, owns more than 5% of the corporation and the percentage of stock of the corporation owned by one or more five percent shareholders has increased, in the aggregate, by more than 50 percentage points over the lowest percentage of stock owned by such shareholders at any time during the "testing period. The "testing period" is generally a three-year period ending on the date of any owner or equity structure shift.

The amount of post-change income that may be offset by pre-change losses is limited each year by the "Section 382 Limitation." Generally, the Section 382 Limitation is an amount equal to the value of the old loss corporation multiplied by a rate established monthly by the Internal Revenue Service.

Note 5 - Stockholders' Equity

The Company is authorized to issue 20,000,000 shares of $0.001 par value common stock and 5,000,000 shares of $0.001 par value preferred stock.

In July 2002, as part of the change in control of the Company, the selling shareholders received 325,000 of the Company's common shares valued at $6,500 or $.02 per share for services rendered.

On October 2, 2002, the Company initiated a private offering of 1,000,000 restricted shares of its common stock at $.01 per share for working capital purposes. The offering was conducted to accredited investors pursuant to Rule 506 of Regulation D under the Securities Act. On December 27, 2002, three accredited investors subscribed for an aggregate of 1,000,000 shares of the Company's common stock at $.01 per share. The subscription payments were due within 30 days. One subscription for 200,000 shares was collected in December 2002, and the remaining two subscriptions were collected in January 2003. As a result of the foregoing transactions, the number of the Company's common shares outstanding at December 31, 2002 was 9,011,125.

Note 7 - Related Party Transactions

President's  Salaries

During the year ended December 31, 2001 and the period January 1, 2002 through May 9, 2002, the Registrant paid its former President, sole director and principal shareholder, a salary of $26,250 and $5,833, respectively.

Conflict of Interest

The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interests. The Registrant has not formulated a policy for the resolution of such conflicts.

Advisory and Occupancy Services Agreement

On December 30, 2002, the Company and Brentwood Capital Corp. entered an advisory service and occupancy agreement, effective as of May 1, 2002. Brentwood is a privately owned merchant bank retained by Midwest, the Company's majority shareholder. The provisions of the agreement include the following:

1.   Brentwood agreed to provide the Company "advisory services" including:

     a.   Professional accounting, reporting, and document editing services.

     b.   Assistance   in   initiation,   discussion,   and   negotiation,   and
          establishment of strategic merger agreements or exit strategies and related due diligence analysis.

     c.   Introduce the Company to potential funding sources.

2. Brentwood agreed to provide the Company 300 square feet of office space on the 12th Floor of 477 Madison Avenue, New York, New York, office equipment and furniture, telephone service, reception, and other administrative services.

As a compensation for Brentwood's services the Company undertook the following:

1. The Company agreed to pay a monthly rental of $2,000 to Brentwood as the occupancy fee, commencing from October 1, 2002. Brentwood waived the rental for the period from May 1 through September 30, 2002.

2. The Company agreed to pay $7,500 to Brentwood for advisory services, commencing on January 1, 2003. Brentwood waived all the advisory fees for the period May 1, 2002 to December 31, 2002. The out of pocket costs are included in the advisory services fee and should be reimbursed by the Company.

Brentwood has the right to receive its Business Advisory Service fees in restricted shares of the Company's common stock. The restricted shares will be valued at 33 1/3% of the mean of the closing bid and asked prices of the stock during the ten trading days immediately preceding the written notice form the Company.

The Company may terminate the contract by agreement or giving a written notice of cancellation at least 90 days prior to the termination date together with payment of all outstanding fees.

At December 31, 2002, the Company owed Brentwood $6,000 for occupancy fees and $4,153 in general and administrative expenses for a total of $10,153.

Issuance and Sales of Common Stock

1. In July 2002, as part of the change in control of the Registrant, the selling shareholders received 325,000 of the Company's common shares valued at $6,500 or $.02 per share for services rendered.


2. On October 2, 2002, the Company initiated a private offering of 1,000,000 restricted shares of its common stock at $.01 per share. The shares were subscribed to by parties related to the Company. They are as follows:


                                                  Number          Subscriptions
                                                 of Shares          Receivable

         Midwest                                  200,000               2,000
         Brentwood                                400,000               4,000
         MS Arden, Inc.                           400,000               4,000
                                                ---------             -------
         Total                                  1,000,000              10,000
                                                ---------             -------
                                                ---------             -------

Note 8 - Warrants and Options

There are no warrants or options outstanding to acquire any additional shares of the Company's common stock.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On October 21, 2002, and owing solely to geographic inconvenience, the Registrant dismissed Beckstead and Watts, LLP, formerly G. Brad Beckstead, CPA ("Beckstead") as the Registrant's independent accountants. As a result thereof, and on October 22, 2002, the Registrant engaged Bloom & Co., LLP as its independent accountants, to audit the Registrant's financial statements for the fiscal year ending December 31, 2002. The decision to change accountants and to select a new auditor was approved by the Registrant's Board of Directors.

None of the audit reports of Beckstead on the financial statements of the Registrant for the past two years contained any adverse opinion or disclaimer of opinion; however, the audit reports contained going concern qualifications. At no time were there any disagreements between the Registrant and Beckstead on any matter of accounting principles or practices, financials statement disclosures, or auditing scope or procedure which would have caused Beckstead to make reference to such subject matter in a report.

Except for the foregoing,  there have been no changes in or  disagreements  with
the   Registrant's   accountants  on  any  matter  of  accounting  or  financial disclosure.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE Exchange Act

(a) Identify Directors and Executive Officers.

The following table sets forth: (1) names and ages of all persons who presently are and who have been selected as directors of the Registrant; (2) all positions and offices with the Registrant held by each such person; (3) the term or office of each person named as a director; and 4) any period during which he or she has served as such:

                   Duration and Date   Position &                   Age and
                   of Expiration of    Office with                 Director
Name               Present Term        Registrant                   Since
--------------------------------------------------------------------------------


Kamyar Beihagi    One Year             President, Chief Executive     31/
                  May 9, 2002          Officer, and Director (1)    Dec.15, 2001

Volker Hoehne     One Year             Secretary and Treasurer (1)    36/
                  May 9, 2002                                       Dec.15, 2001


Anthony R. Russo  One Year             Chief Executive and Financial  60/
                  May 1, 2003          Officer, and Director (1)     May 9,2002


Danny L. Pixler   One Year             Director (1)                   54/
                  May 1, 2003                                        May 9,2002

--------------------

(1) On May 9, 2002, and after he nominated and elected Mr. Russo to the Registrant's Board of Directors, Mr. Beihagi resigned as an executive officer and sole director of the Registrant. On May 9, 2002, Mr. Hoehne resigned as an executive officer of the Registrant. Subsequently, and on the same date, Mr. Russo nominated and elected Mr. Pixler to the Registrant's Board of Directors; and Mr. Russo appointed himself Chief Executive Officer and Chief Financial Officer of the Registrant.

There is no understanding or arrangement between any directors or any other person or persons pursuant to which such individual, was or is to be, selected as a director or nominee of the Registrant.

Business Experience

Anthony R. Russo has served as the Registrant's President, Chief Financial Officer and a Director since May 9, 2002. Simultaneously therewith since September 1999, Mr. Russo has served as the President, Chief Financial Officer and director of Amici Ventures, Inc., an inactive publicly owned New York corporation with a class of securities registered pursuant to Section 15(d) of the Securities Exchange Act. Simultaneously therewith since March 2000, Mr. Russo has served as the President, Chief Financial Officer and director of Momentum Holdings Corporation, an inactive publicly owned and traded Delaware corporation with a class of securities registered pursuant to Section 12(g) of the Securities Exchange. Simultaneously therewith since March 2002, Mr. Russo served as President and director of Certified Services, Inc., a publicly owned and traded Nevada corporation with a class of securities registered pursuant to
Section 12(g) of the Securities Exchange Act. Certified Services, Inc. is a New York City based holding company engaged in the acquisition and management of professional employer organizations. Prior thereto since 1990, Mr. Russo served as President and Chief Executive of Cartilage Technologies, Inc., a privately owned manufacturer and marketer of dietary supplements headquartered in Elmsford, New York. Prior thereto since 1971, he served as President and Chief Executive of Sherwood Corporation, a publicly owned financial services firm in New York City. In his capacity as President, Mr. Russo often served as a member of the board of directors of several small and emerging companies including Lloyds Electronics, Inc. (AMEX: LLYD) where he chaired the Audit Committee and served on the Executive Committee from 1980 to 1985. Prior thereto since 1966, he was a member of the audit staff of Arthur Andersen LLP in New York City. Mr. Russo received a Bachelor of Business Administration degree in accountancy practice from Pace University in 1967, was licensed as a certified public accountant by the State of New York in 1969, and received a Masters degree in Business and Policy from the Empire State College of the State University of New York at Saratoga Springs in 2001. Mr. Russo has been a member of the American and New York Associations of CPA's since 1969; and a member of the National Association of Corporate Directors since 1998.

Danny L. Pixler has been a director of the Registrant since May 9, 2002. Simultaneously therewith and since March 2002, Mr. Pixler has been a member of the Board of Directors of Momentum Holdings Corporation, an inactive publicly owned and traded Delaware corporation with a class of securities registered pursuant to Section 12(g) of the Securities Exchange. Simultaneously therewith and since November 2002, Mr. Pixler has been the President and a member of the Board of Directors of Certified Services, Inc. a publicly owned and traded Nevada corporation with a class of securities registered pursuant to Section 12(g) of the Securities Exchange Act. Certified Services, Inc. is a New York City based holding company engaged in the acquisition and management of professional employer organizations. Simultaneously therewith and since 1994, Mr. Pixler was employed by Logistics Management Resources, Inc., a publicly owned and traded Colorado corporation with a class of securities registered pursuant to Section 12(g) of the Exchange Act, and its predecessors in increasingly responsible positions including President since July 1998. Prior thereto from 1993 to 1994, Mr. Pixler served as President of Joseph Land Group, a South Carolina based transportation company with annual sales of approximately $130 million. Prior thereto from 1989 through 1992, Mr. Pixler served as President of Apple Lines, Inc., a South Dakota based truckload refrigerated carrier with annual revenues exceeding $16 million. Prior thereto from 1983 until 1988, Mr. Pixler served as Executive Vice President and General Manager of DFC Transportation, a wholly owned subsidiary of Dean Foods, Inc. with annualized sales of approximately $60 million.

Kamyar Beihagi, served as the Registrant's President, Chief Executive Officer and sole Director from December 15, 2000, until May 9, 2002, when he resigned. As indicated in the Registrant's Form 10-KSB for the year ended December 31, 2001, "Mr. Beihagi holds an Architectural Engineering degree from The Pennsylvania State University and an MBA in Information Systems from San Diego State University. Mr. Beihagi's experience spans over six years and includes architectural consulting, project management, and information systems consultant. Few projects that Mr. Beihagi has led or participated in include performing of a contract compliance audit on the construction of a mega resort casino and hotel ($1.2 Billion) in Las Vegas and two casinos in Mississippi, change order cost management on a Guaranteed Maximum Price contract for construction of an office building in Reno, project management of 19 full retail music stores in Northeast US, and diagnostic claims analysis consulting for a major insurance carrier. Mr. Beihagi also has experience in implementation and end user training of SAP and Business Information Warehouse. Additionally, he has developed several Computer Based Training courses and has overseen implementation of several company-wide accounting software. Mr. Beihagi speaks three languages and volunteers his free time to Habitat for Humanities."

Volker Hoehne served as the Registrant's Secretary and Treasurer from December 15, 2000, until May 9, 2002, when he resigned. As indicated in the Registrant's Form 10-KSB for the year ended December 31, 2001, "Mr. Hoehne has a background in managing finances and accounting for Fortune 100 Enterprise Resource Package
(ERP) SAP implementations ranging in size from $1M to $33M per project. His accomplishments include: restructuring of California higher education delivery mechanisms to meet employer Quality Assurance/Quality Control metric; founding conflict resolution programs at public and private universities. He has served on community mediation, regional government and Joint Venture Silicon Valley network industry boards. Mr. Hoehne holds a MBA from Humboldt State University, BA in Environmental Studies from UC Santa Cruz, and Certification in Mediation from Humboldt Mediation Services".

Directorship

Except as disclosed in this Item with respect to Messrs. Russo and Pixler, each director of the Registrant has indicated to the Registrant that he is not presently a director in any other Registrant with a class of securities registered pursuant to Section 12 of the Exchange Act or subject to the requirements of Section 15(d) of such act or any investment company registered under the Investment Company Act of 1940. The Registrant's present management has no information as to whether or not the biographical information concerning Messrs. Beihagi and Hoenhe and contained in Item 9 of the Registrant's Form 10-KSB for the year ended December 31, 2001, discloses the information required by Item 401(a)(5) of Regulation S-B.

(b) Identification of Certain Significant Employees

The Registrant does not presently employ any person as a significant employee who is not an executive officer but who makes or is expected to make a significant contribution to the business of the Registrant.

(c) Family Relationships

No family relationship exists between any existing director or executive officer of the Registrant.

(d) Involvement in Certain Legal Proceedings

No event listed in Sub-paragraphs (1) through (4) of Subparagraph (d) of Item 401 of Regulation S-B, has occurred with respect to any present executive officer or director of the Registrant during the past five years which is material to an evaluation of the ability or integrity of such director or officer. The Registrant's present management has no information as to whether or not the information concerning Messrs. Beihagi and Hoenhe and contained in Item 9 of the Registrant's Form 10-KSB for the year ended December 31, 2001, discloses the information required by Item 401(d) of Regulation S-B.

(e) Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Registrant's executive officers, directors and persons who own more than 10% of a registered class of the Registrant's equity securities, to file with the SEC initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership, of Common Stock and other equity securities of the Registrant on Forms 3, 4, and 5, respectively. Executive officers, directors and greater than 10% shareholders are required by SEC regulations to furnish the Registrant with copies of all Section 16(a) reports they file. To the Registrant's knowledge, Anthony R. Russo and Danny L. Pixler, comprising the Registrant's executive officers and directors; and Midwest, beneficial owner of greater than 10% of Registrant's common Stock, have complied with all Section 16(a) filing requirements applicable to them during its most recent fiscal year.

ITEM 10. EXECUTIVE COMPENSATION.

(a) General (1) through (7) All Compensation Covered. During the three fiscal years ended December 31, 2002, the aggregate compensation paid to, accrued or set aside for all executive officer and directors of the Registrant was $ 62,083.

(b) Summary Compensation Table.


                           SUMMARY COMPENSATION TABLE

                           Annual Compensation                 Awards
Name and Position      Year     Salary    Bonuses  Other      Stock  Options

Kamyar Beihagi,        2000    $ 30,000       -       -          -        -
CEO and Director       2001      26,250       -       -          -        -
thru May 9, 2002       2002       5,833       -       -          -        -

Volker Hoenhe,
Secretary and          2000           -       -       -          -        -
Treasurer thru         2001           -       -       -          -        -
May 9, 2002            2002           -       -       -          -        -

Anthony R. Russo,
CEO, CFO and           2000           -       -       -          -        -
Director, since        2001           -       -       -          -        -
May 9, 2002            2002           -       -       -          -        -

Danny L. Pixler,       2000           -       -       -          -        -
Director, since        2001           -       -       -          -        -
May 9, 2002            2002           -       -       -          -        -

Totals                 2000     $30,000       -       -          -        -
                       2001      26,250       -       -          -        -
                       2002       5,833       -       -          -        -



                                  Long Term Compensation
                                          Payments
                                     LTIP          Other

Name and Position        Year

Kamyar Beihagi,          2000           -            -
CEO and Director         2001           -            -
thru April 19, 2002      2002           -            -

Volker Hoenhe,
Secretary and            2000           -            -
Treasurer thru           2001           -            -
April19, 2002            2002           -            -

Anthony R. Russo,
CEO, CFO and             2000           -            -
Director, since          2001           -            -
April 19, 2002           2002           -            -

Danny L. Pixler,         2000           -            -
Director, since          2001           -            -
April 19, 2002           2002           -            -

Totals                   2000           -            -
  -        -             2001           -            -
                         2002           -            -


(c) Option/SAR Grant Table. During the fiscal year ended December 31, 2002, the Registrant made no grants of stock options or freestanding SAR's.

(d) Aggregate Option/SAR Exercises and Fiscal Year-End Option/SAR Value Table. No stock options or freestanding SAR's are issued or outstanding. Accordingly, and during the three years ended December 31, 2002, no stock options or freestanding SAR's were exercised.

(e) Long-Term Incentive Plan ("LTIP") Awards Table. During the three years ended December 31, 2002, the Registrant made no LTIP awards.

(f) Compensation of Directors. (1) and (2). During the three years ended December 31, 2002, no director of the Registrant received any compensation pursuant to any standard or other arrangement.

(g) Employment Contracts and Termination of Employment, and Change-in Control Arrangements. (1) and (2). No executive officer of the Registrant was employed pursuant to the terms of an employment agreement with the Registrant. The May 9, 2002, transaction between the six former principal stockholders of the Registrant and Midwest, previously disclosed in Item 1 and hereinafter disclosed in Item 12, may be deemed to be a change of control of the Registrant.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

(a) Security Ownership of Certain Beneficial Owners. The information is furnished as of December 31, 2002, as to the number of shares of the Registrant's Common Stock, $.001 par value per share, owned beneficially, or known by the Registrant to own beneficially, more than 5% of any class of such security:

Name and Address                     Amount and Nature
of Beneficial  Owner              of Beneficial Ownership    Percentage of Class

Midwest Merger Management, LLC
10602 Timberwood Circle, Suite # 9
Louisville, KY  40223                    7,037,615                   78.1%

Brentwood Capital Corp.
477 Madison Avenue, Twelfth Floor
New York, NY  10022                        542,632                    6.0%


(b) Security Ownership of Management. The following information is furnished as of December 31, 2002, as to the number of shares of the Registrant's Common Stock, $.001 par value per share owned beneficially by each executive officer and director of the Registrant and by all executive officers and directors as a group:

Name and Address                  Amount and Nature
of Beneficial  Owner            of Beneficial Ownership      Percentage of Class

Anthony R. Russo
477 Madison Ave. - 12th Floor
New York, NY 10022                        -                            -

Danny L. Pixler
5101 NW 21st Ave. - Suite 350
Ft. Lauderdale, FL 33309                  -                            -

All Officers and Directors
as a Group of two persons                 -                            -

(c) Changes in Control. The May 9, 2002, transaction between the six former principal stockholders of the Registrant and Midwest, previously disclosed in
Item 1 and hereinafter disclosed in Item 12, may be deemed to be a change of control of the Registrant.

(d) Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information as of December 31, 2002, with respect to compensation plans (including individual compensation arrangements) under which the Registrant's common stock is authorized for issuance, aggregated as follows: (i) all compensation plans previously approved by security holders; and
(ii) all compensation plans not previously approved by security holders.

                      EQUITY COMPENSATION PLAN INFORMATION

          Number of securities to   Weighted average       Number of securities
          be issued upon exercise   exercise price of      future issuance under
          of outstanding options,   outstanding options,   equity plans
          warrants, and  rights (a) warrants and rights(b) [excluding securities column (a)(c)]
--------------------------------------------------------------------------------
Equity
compensation
plans
approved
by security
holders                      -0-                   -0-                     -0-

Equity
compensation
plans not
approved
by security
holders                      -0-                   -0-                     -0-
                             ---                  ----                     ---

Total                        -0-                   -0-                     -0-
                             ---                  ----                     ---
                             ---                  ----                     ---

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On May 9, 2002, the Registrant executed an Agreement with Midwest. Pursuant to the Agreement, Midwest purchased from six shareholders an aggregate of 6,837,615 of the 7,686,125 issued and outstanding shares of the Registrant's common stock for $210,000. Accordingly, Midwest may be deemed to be a parent of the Registrant. At the closing, the selling shareholders received $110,000 and a promissory note in the amount of $100,000 with an interest rate of 5% per annum due within one year. In addition, in July 2002, the selling shareholders received a total of 325,000 originally issued shares of the Registrant's common stock in exchange for prior services valued at $6,500.

Midwest has been engaged in the business of identifying, acquiring and financing business operations for more than five years. Although Midwest is actively seeking a new business operation for the Registrant, there can be no assurance that Midwest's plan of redirection can be implemented in a timely manner, or that such plan will achieve any material degree of success.

On December 30, 2002, the Company executed an Advisory and Occupancy Service Agreement with Brentwood which provided for, among other things, the use by the Company of 300 square feet of office and related facilities free of charge from May through September 2002, and at $2,000 per month thereafter, and the provision of management services by Brentwood to Company without charge from May through December 2002, and at $7,500 per month thereafter. Under the terms of the agreement Brentwood also pays the for the Company's recurring administrative and reporting expenses and bills the Company monthly. At December 31, 2002, the Company owed Brentwood $6,000 for monthly office charges and $4,153 in general and administrative expenses or $10,153.

On October 2, 2002, the Registrant initiated a private offering of 1,000,000 restricted shares of its common stock at $.01 per share for working capital purposes. The offering was conducted to accredited investors pursuant to Rule 506 of Regulation D under the Securities Act. On December 27, 2002, three accredited investors subscribed for an aggregate of 1,000,000 shares of the Registrant's common stock at $.01 per share. The subscription payments were due within 30 days. One subscription for 200,000 shares was collected in December 2002, and the remaining two subscriptions were collected in January 2003.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8K


  (a) Exhibits:

     10 (A) Advisory and Occupancy Service Agreement with Brentwood Capital Corp. dated December 30, 2002

     (b)  Reports  on  Form  8K:  A  change  in  the  Registrant's   independent
accountants was reported on Form 8-K dated November 4, 2002.


ITEM 14. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

The Registrant maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Registrant files or submits under the Exchange Act recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon an evaluation of those controls and procedures performed within 90 days of the filing date of this report, the Chief Executive and Chief Financial officer of the Registrant concluded that the Registrant's disclosure controls and procedures were adequate.

(b)  Changes in Internal Controls

The Registrant made no significant changes in its internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation of those controls by the Chief Executive and Chief Financial officer.



                                   SIGNATURES



In accordance with the Exchange Act , this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Dated:  March 14, 2003



                                                Edgar Filing.net, Inc.



                                                By: /s/

                                                Anthony R Russo
                                                Chief Executive, Chief Financial
                                                Officer, and Director


                                                By: /s/
                                                Danny L. Pixler
                                                Director




Bloom & Co., LLP
50 Clinton Street, Suite 502
Hempstead, NY 11550
--------------------------------------------------------------------------------

                     CONSENT OF CERTIFIED PUBLIC ACCOUNTANT

We consent to the incorporation by reference in this Annual Report on Form 10-KSB of Edgar Filing.net, Inc. of our report dated March 14, 2003, included in the Annual Report to Stockholders of Edgar Filing.net, Inc.


Bloom & Co., LLP.
s/Bloom & Co., LLP.
Hempstead, New York
March 14, 2003




G. Brad Beckstead
Certified Public Accountant


                                                        300 E. Warm Springs
                                                        Las Vegas, NV 89119
                                                        702.257.1984
                                                        702.362.0540(Fax)

Securities and Exchange Commission
Washington, DC 20549

Ladies and Gentlement:

We have issued our report dated March 25, 2002, accompanying the financial statements of Edgar Filing.net, Inc. on Form 10-KSB for the year ended December 31, 2001. We hereby consent to the incorporation by reference of said report on the Annual Report of Edgar Filing.net., Inc. on Form 10-KSB.

Sincerely,

/s/G. Brad Beckstead
G. Brad Beckstead
March 8, 2003




                                 CERTIFICATIONS

I, Anthony R. Russo, the Registrant's Chief Executive Officer, certify that:

1. I have reviewed this annual report on Form 10-KSB of Edgar Filing.net, Inc.

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have: a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared; b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent function):
a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

6. The Registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: March 14, 2003

/s/  Anthony R. Russo
Chief Executive Officer




I, Anthony R. Russo, the Registrant's Chief Financial Officer, certify that:

1. I have reviewed this annual report on Form 10-KSB of Edgar Filing.Net, Inc.

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have: a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared; b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent function):
a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

6. The Registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: March 14, 2003

/s/  Anthony R. Russo
Chief Financial Officer