Form 10QSB
period 2003-06-30
EDGAR FILINGNET INC
filed 2003-08-08
CIK 1091406

U.S. SECURITIES AND EXCHANGE
                                   COMMISSION
                             Washington, D. C. 20549

                                   Form 10Q-SB


(Mark One)

...X..Quarterly report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2003.

..... Transition report under section 13 or 15(d) of the Securities  Exchange Act
     of   1934   for   the   transition   period   from____________________   to
     ______________________.


                          Commission File No: 000-29449

                             Edgar Filing.net, Inc.
                     (Name of small business in its charter)

          Nevada                                               88-0428896
(State or other jurisdiction of incorporation)            (IRS Employer Id. No.)

             477 Madison Avenue, 12th Floor, New York, NY 10022-5802
                (Address of Principal Office including Zip Code)

                    Issuer's telephone Number: (212) 308-8700



Applicable only to issuers involved in bankruptcy proceedings during the past five years:

     Check whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act after the distribution of securities under a plan confirmed by a court. Yes _ . No .

Applicable only to corporate issuers:

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

     Common Stock, $.001par value, 9,011,125 shares at June 30, 2003.


Transitional Small Business Disclosure Format (Check one):  Yes       NO  X
                                                               ---       ---





                             EDGAR FILING.NET, INC.
                    FORM 10-QSB - QUARTER ENDED JUNE 30, 2003
                                      INDEX

                                                                           Page

PART I FINANCIAL INFORMATION.................................................2

Item 1.  Financial Statements................................................2

         Balance Sheets at June 30, 2003, and December 31, 2002..............3

         Statements of Operations for the Six Months and
           Three Months Ended June 30, 2003, and June 30, 2002...............4
         Statement of Shareholders' Equity (Deficiency) for the
           Period January 1, 2002 through June 30, 2003......................5
         Statements of Cash Flows for the Six Months Ended
           June 30, 2003, and June 30, 2002..................................6
         Notes to Financial Statements.......................................7
Item 2.  Management's Discussion and Analysis................................8
Item 3.  Controls and Procedures.............................................9

PART II  OTHER INFORMATION..................................................10

Item 6.  Exhibits and Reports on Form 8-K...................................10

         SIGNATURES.........................................................10

         EXHIBITS...........................................................13



--------------------



                         PART I - FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS

     The unaudited balance sheet of the Registrant as of June 30, 2003, the audited balance sheet at December 31, 2002, and the unaudited statements of operations for the six months and three months ended June 30, 2003 and June 30, 2002 follow. The financial statements reflect all adjustments that are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented.




                             EDGAR FILING.NET, INC.
                                 BALANCE SHEETS


                                               June 30,
                                                2003             December 31,
                                             (unaudited)             2002
                                          ----------------      -------------


Current Assets:
   Cash                                   $     10,000           $      --
   Accounts receivable                              --                  --
                                            ----------            --------

     Total Current Assets                       10,000                  --
                                            ----------            --------

Total Assets                              $     10,000           $      --
                                            ==========            ========


Liabilities and Stockholders' Equity

Current Liabilities:
   Due Brentwood Capital Corp.            $     36,815           $  10,153
   Income taxes payable                             18                 400
                                            ----------            --------

     Total Current Liabilities                  36,833              10,553
                                            ----------            --------


Stockholders' Equity (Deficiency):
Preferred stock, $0.001 par value,
5,000,000 shares authorized, no shares
issued or outstanding                              --                  --

Common stock, $0.001 par value,
20,000,000 shares authorized,
9,011,125 and 9,011,125 shares issued
and outstanding at June 30, 2003 and
December 31, 2002, respectively                 9,011               9,011
Additional paid-in capital                    170,009             170,009
Subscriptions receivable                           --              (8,000)
Retained deficit                             (205,853)           (181,573)
                                           ----------           ---------

   Total Stockholders' Equity (Deficiency)    (26,833)            (10,553)
                                           ----------           ---------

Total Liabilities and
   Stockholders' Equity (Deficiency)      $    10,000          $       --
                                           ==========           =========



                 See accompanying Notes to Financial Statements





                             EDGAR FILING.NET, INC.
                            STATEMENTS OF OPERATIONS
                                    Unaudited


                                  Six Months Ended            Three Months Ended
                                      June 30,                       June 30,
                                  2003           2002        2003          2002
                                  ----           ----        ----          ----

Revenue                        $     -        $     -     $     -       $     -
                                 -----          -----       -----         -----

Expenses:
   Officer's Salary                  -          5,833           -             -
   Professional fees            11,802              -       3,802             -
   Administrative expenses      12,228          3,157       6,013         2,100
                                ------         ------       -----         -----
                                24,030          8,990       9,815         2,100
                                ------         ------       -----         -----

Loss before                    (24,030)        (8,990)     (9,815)       (2,100)
taxes

Income tax expense:
    Current                        250            200         150           100
    Deferred                         -              -           -             -
                               -------         ------     -------       -------
                                   250            200         150           100
                               -------         ------     -------       -------



Net loss                      $(24,280)      $ (9,190)    $(9,965)      $(2,200)
                               =======        =======     =======       =======




Loss per share -
    basic and diluted         $ (0.00)        $ (0.00)     $(0.00)       $(0.00)
                              =======         =======      ======       =======

Weighted average shares
outstanding -
    basic and diluted        9,011,125      7,686,125   9,011,125     7,686,125
                             =========      =========   =========     =========




                 See accompanying Notes to Financial Statements.




                             EDGAR FILING.NET, INC.
                 STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
              FOR THE PERIOD JANUARY 1, 2002 THROUGH JUNE 30, 2003






                        Common Stock    Add'l    Subscrip-    Retained
                        ------------   Paid-in     tions      Earnings
                      Shares    Amount Capital  Receivable    (Deficit)   Total
                     --------  ------- -------  ----------    --------   ------

Balance,
January 1, 2002    7,686,125    7,686  $154,834  $     --    $(153,330) $ 9,190

Shares issued
for services sale    325,000      325     6,175        --           --    6,500
of common stock    1,000,000    1,000     9,000    (8,000)          --    2,000

Net loss                  --       --        --        --      (28,243) (28,243)
                  ----------  -------    ------     -----      -------   ------

                                                                   $
Balance,
December 31, 2002  9,011,125    9,011 $ 170,009  $ (8,000)   $(181,573)$(10,553)

  (2003 unaudited)

Proceeds of
 subscriptions             -       -          -     8,000           -     8,000
Net loss                   -       -          -         -     (24,280)  (24,280)
                   ---------  ------   --------  --------    --------    ------


June 30, 2003      9,011,125 $ 9,011   $170,009    $   --    (205,853) $(26,833)
                   =========  ======   ========    ======    ========   =======





                 See accompanying Notes to Financial Statements




                             EDGAR FILING.NET, INC.
                            STATEMENTS OF CASH FLOWS




                                                     For the Six Months Ended
                                                             June 30,
                                                    -------------------------
                                                     2003               2002
                                                    ------             ------


Cash flows from operating activities:
Net loss                                         $   (24,280)       $   (9,190)
Adjustments to reconcile net loss to
net cash used by operating activities:
       Decrease in accounts receivable                    --             2,267
       Decrease in income taxes payable                 (382)           (1,145)
                                                     -------          --------
Net cash provided  by operating activities           (24,662)           (8,068)
                                                     -------          --------


Cash flows from financing activities:
       Due to Brentwood Capital Corp.                 26,662                --
       Sale of common stock                            8,000                --
                                                    --------         ---------

Net cash provided by financing activities             34,662                --
                                                    --------         ---------
Net increase (decrease) in cash                       10,000            (8,068)

Cash - beginning                                          --             8,068
                                                    --------         ---------

Cash - ending                                     $   10,000        $       --
                                                   =========         =========



Supplemental disclosures:
   Interest paid                                  $      --         $       --
                                                   ========          =========

   Income taxes paid                              $      --         $       --
                                                   ========          =========


                 See accompanying Notes to Financial Statements





                             EDGAR FILING.NET, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                    Unaudited



Note 1 - Basis of Presentation

The interim financial statements included herein are presented in accordance with United States generally accepted accounting principles and have been prepared by the Registrant, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Registrant believes that the disclosures are adequate to make the information presented not misleading.

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

Since January 2002, and principally as a result of the Registrant's termination of its failing edgarizing service business during April 2002, the Registrant has not had any revenue from operations. During this period, the Registrant has been primarily involved in redirecting its efforts in order that it may seek a business combination with a profitable, privately-owned company. Accordingly, and despite the fact that management does not consider the Registrant to be a development stage company, it is possible that the Registrant could be considered to be a blank check company. As defined in Section 7(b) (3) of the Securities Act of 1933, as amended, a "blank check" company is one that has no specific business plan or purpose or has indicated that its business plan is to engage in a merger or an acquisition with an unidentified company or companies and is issuing "penny stock" securities as defined in Rule 3(a) (51) of the Securities Exchange Act of 1934, as amended, in that connection. The SEC and many states have enacted statutes, rules and regulations limiting the sale of securities of blank check companies.

Note 2 - Redirection of the Registrant's Activities

On April 19, 2002, Midwest Merger Management, LLC, a Kentucky limited liability company engaged in the business of identifying, acquiring and financing business operations for more than five years ("MMM") acquired 6,837,615 of the 7,686,125 issued and outstanding shares of the Registrant's common stock from six of the Registrant's former shareholders. As MMM acquired 89% of the Registrant's common stock, it may materially influence and exercise effective control over the Registrant's affairs, including but not limited to, the election of directors and the selection and/or approval of any business combination partner. Although MMM is actively seeking a new business operation for the Registrant, no assurances can be given that its plan of redirection can be executed in a timely and seamless manner, or that it will achieve meaningful success.


Note 3 - Related Party Transactions

Pursuant to an Advisory and Occupancy Services Agreement dated December 30, 2002, and effective May 1, 2002, the Registrant has been provided with 300 square feet of office and related facilities rent free through September 2002, and at $2,000 per month thereafter. Pursuant to the same agreement, the Registrant has also been provided and will continue to be provided with advisory services at no charge through September 2003, and at the rate of $1,000 per month thereafter. The space and services are being provided by Brentwood Capital Corp., a privately held New York merchant bank of which MMM is a client ("Brentwood"). The agreement further provides for Brentwood to pay for the Registrant's recurring administrative expenses and to bill them to Registrant periodically on open account. At June 30, 2003, the Registrant owed Brentwood $18,000 for monthly office facilities and $18,815 for general and administrative expenses, or an aggregate of $36,815, which is reflected as a current liability.


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

     The following discussion contains forward-looking statements regarding the Registrant, its business, prospects and results of operations that are subject to certain risks and uncertainties posed by many factors and events that could cause the Registrant's actual business, prospects and results of operations to differ materially from those that may be anticipated by such forward-looking statements. Factors that may affect such forward-looking statements include, without limitation, the Registrant's ability to successfully develop new products for new markets.

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

Six Month Periods Ended June 30, 2003 and 2002

Revenues. As a direct result of the Registrant's failing edgarization services business, which was terminated in April 2002, the Registrant had no revenues during either the six month period ended June 30, 2003 ("6M3") or the six month period ended June 30, 2002 ("6M2").

Expenses and Income Taxes. General and administrative expenses for 6M3 were $24,030 compared to $8,990 for 6M2. This increase is consistent with the Registrant's strategy of exiting its failing edgarization service business and redirecting its focus toward becoming a candidate to acquire or merge with a profitable privately-held business operation. Accordingly, the Registrant's recurring administrative expenses include: (i) professional fees (legal and accounting) associated with maintaining its reporting requirements, (ii) the $2,000 per month occupancy fee that commenced October 1, 2002, pursuant to the Registrant's December 30, 2002, Advisory and Occupancy Services Agreement with Brentwood (commencing October 1, 2003, the Registrant will also incur a $1,000 per month business advisory fee pursuant to the same agreement), (iii) other ancillary expenses, and (iv) the payment of minimum franchise taxes.

Net Loss. The Registrant's 6M3 resulted in a net loss of $24,280 compared to net loss of $9,190 for 6M2. The average number of common shares outstanding in each period yielded a loss per share of $0.00 for 6M3 versus $0.00 for 6M2.

Three Month Periods Ended June 30, 2003 and 2002

Revenues. As a direct result of the Registrant's failing edgarization services business, which was terminated in April 2002, the Registrant had no revenues during either the second quarter ended June 30, 2003 ("2Q3") or the second quarter ended June 30, 2002 ("2Q2").

Expenses  and Income  Taxes.  General and  administrative  expenses for 2Q3 were
$9,815 compared to $2,100 for 2Q2. This increase is consistent with the Registrant's strategy of exiting the failing edgarization business and redirecting its focus toward becoming a candidate to acquire or merge with a profitable privately-held business operation. Accordingly, the Registrant's recurring administrative expenses include: (i) professional fees (legal and accounting) associated with maintaining its reporting requirements, (ii) the $2,000 per month occupancy fee that commenced October 1, 2002, pursuant to the Registrant's December 30, 2002, Advisory and Occupancy Services Agreement with Brentwood (commencing October 1, 2003, the Registrant will also incur a $1,000 per month business advisory fee pursuant to the same agreement), (iii) other ancillary expenses, and (iv) the payment of minimum franchise taxes.

Net Loss. The Registrant's 2Q3 resulted in a net loss of $9,965 compared to net loss of $2,200 for 2Q2. The average number of common shares outstanding in each period yielded a loss per share of $0.00 for 2Q3 versus $0.00 for 2Q2.

Liquidity and Capital Resources

At June 30, 2003, the Registrant's total assets were comprised of $10,000 cash, it had current liabilities of $36,833, and a working capital deficiency of $26,833. MMM and Brentwood, the holders of 78.1% and 6.0% of the Registrant's common shares at June 30, 2003, have collectively provided all of the Registrant's operating and administrative expenses and office facilities since MMM's purchase of control of Registrant in April 2002. The continued economic viability of the Registrant is completely dependent upon MMM and Brentwood continuing to support the Registrant's stated business purpose of seeking a business combination candidate with which to merge. No assurances can be given that the Registrant's plan to acquire or merge with another business operation will be successful, or that MMM and Brentwood will support that effort indefinitely.



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

                           PART II - OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K -


(a) Exhibits:

     99.1 - Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

     99.2 - Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


(b) Reports on Form 8-K: None.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 6, 2003

Edgar Filing.net, Inc.


/s/ Anthony R. Rus
------------------
Anthony R. Russo
Chief Executive Officer




                                   EXIBIT 99.1

CERTIFICATIONS PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Anthony R. Russo, the Registrant's Chief Executive Officer, certify that:

     1. I have reviewed this quarterly report on Form 10-QSB of Edgar Filing.net, Inc.

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

     4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 3a-15(f) and 15d-15(f)) for the Registrant and have:

          a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under my supervision, to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under my supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

          c)   Evaluated  the  effectiveness  of  the  Registrant's   disclosure
               controls and procedures and presented in this report my conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

          d) Disclosed in this report any change in the Registrant's internal control over financial reporting that occurred during the Registrant's most recent fiscal quarter (the Registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the Registrant's internal control over financial reporting; and

     5. I have disclosed, based on my most recent evaluation of internal control over financial reporting, to the Registrant's auditors and the audit committee of Registrant's board of directors:

          a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the Registrant's ability to record, process, summarize and report financial information; and

          b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal control over financial reporting.

Dated: August 6, 2003


/s/Anthony R. Russo
-------------------
Anthony R. Russo
Chief Executive Officer


I, Anthony R. Russo, the Registrant's Chief Financial Officer, certify that:

     1. I have reviewed this quarterly report on Form 10-QSB of Edgar Filing.net, Inc.

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

     4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 3a-15(f) and 15d-15(f)) for the Registrant and have:

          a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under my supervision, to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under my supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

          c)   Evaluated  the  effectiveness  of  the  Registrant's   disclosure
               controls and procedures and presented in this report my conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

          d) Disclosed in this report any change in the Registrant's internal control over financial reporting that occurred during the Registrant's most recent fiscal quarter (the Registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the Registrant's internal control over financial reporting; and

     5. I have disclosed, based on my most recent evaluation of internal control over financial reporting, to the Registrant's auditors and the audit committee of Registrant's board of directors:

          a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the Registrant's ability to record, process, summarize and report financial information; and

          b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal control over financial reporting.

Dated: August 6, 2003

/s/     Anthony R. Russo
-----------------------
Chief Financial Officer



                                  EXHIBIT 99.2

                             EDGAR FILING.NET, INC.

                      CERTIFICATION PURSUANT TO SECTION 906
                        OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the Quarterly Report of Edgar Filing.net, Inc. on Form 10-Q for the quarterly period ended June 30, 2003, as filed with the Securities and Exchange Commission on August 6, 2003 (the "Report"), the undersigned, in the capacities and on the dates indicated below, each hereby certify pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of Certified Services, Inc.

Dated: August 6, 2003


/s/ Anthony R. Russo
---------------------
Chief Executive Officer


Dated: August 6, 2003


/s/ Anthony R. Russo
----------------------
Chief Financial Officer


Note: The certification the registrant furnishes in this exhibit is not deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities of that Section. Registration Statements or other documents filed with the Securities and Exchange Commission shall not incorporate this exhibit by reference, except as otherwise expressly stated in such filing.