Form 10QSB
period 2003-09-30
EDGAR FILINGNET INC
filed 2003-11-07
CIK 1091406

U.S. SECURITIES AND EXCHANGE
                                   COMMISSION
                             Washington, D. C. 20549

                                   Form 10-QSB

(Mark One)

...X.. Quarterly Report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2003.

.......  Transition  report under section 13 or 15(d) of the Securities  Exchange
Act  of   1934   for   the   transition   period   from____________________   to
______________________.


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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Common Stock, $.001 par value, 9,011,125 shares at September 30, 2003.

Transitional Small Business Disclosure Format (Check one):  Yes    NO   X
                                                               ---    ----

                             EDGAR FILING.NET, INC.
                 FORM 10-QSB - QUARTER ENDED September 30, 2003

                                      INDEX


PART I   FINANCIAL INFORMATION..................................................

Item 1.  Financial Statements...................................................
                  Balance Sheets at September 30, 2003, and December 31, 2002... Statements of Operations for the Nine Months and Three Months
                     Ended September 30, 2003, and Nine months and Three
                     Months ended September 30, 2002............................
                  Statement of Shareholders' Equity (Deficiency) for the Period
                     January 1, 2002 through September 30, 2003.................
                  Statements of Cash Flows for the Nine Months Ended
                     September 30, 2003, and September 30, 2002.................
                  Notes to Financial Statements.................................
Item 2.  Management's Discussion and Analysis...................................
Item 3.  Controls and Procedures................................................

PART II  OTHER INFORMATION......................................................

Item 6.  Exhibits and Reports on Form 8-K.......................................

            SIGNATURES..........................................................

            EXHIBITS............................................................


                         PART I - FINANCIAL INFORMATION


ITEM 1.           FINANCIAL STATEMENTS

The unaudited balance sheet of the Registrant as of September 30, 2003, the audited balance sheet at December 31, 2002, and the unaudited statements of operations for the nine months and three months ended September 30, 2003, and nine months and three months ended September 30, 2002, follow. The unaudited financial statements reflect all adjustments that are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented.


                             EDGAR FILING.NET, INC.
                                 BALANCE SHEETS


                                             September 30,  December 31,
                                                 2003           2002
                                             (unaudited)
                                             ----------      -----------
Assets

Current Assets:
   Cash                                   $      10,000   $          --
   Accounts receivable                               --              --
                                             ----------      -----------
          Total Current Assets                   10,000              --
                                             ----------      -----------
Total Assets                              $      10,000   $          --
                                             ==========      ===========

Liabilities and Stockholders' Equity

Current Liabilities:
   Due Brentwood Capital Corp.            $      45,228   $      10,153
   Income taxes payable                              90             400
                                             ----------      -----------
          Total Current Liabilities              45,318          10,553
                                             ----------      -----------

Stockholders' Equity (Deficiency):
Preferred stock, $0.001 par value,
5,000,000 shares authorized, no
shares issued or outstanding                         --              --
Common stock, $0.001 par value,
20,000,000 shares authorized,
9,011,125 and 9,011,125 shares issued
and outstanding at September 30, 2003
and December 31, 2002, respectively               9,011            9,011
Additional paid-in capital                      170,009          170,009
Subscriptions receivable                             --           (8,000)
Retained deficit                               (214,338)        (181,573)
                                             -----------         --------
       Total Stockholders' Equity
    (Deficiency)                                (35,318)         (10,553)
                                             -----------         --------

   Total Liabilities and
   Stockholders' Equity (Deficiency)     $       10,000        $       --
                                             ===========         ========

 See accompanying Notes to Financial Statements

                             EDGAR FILING.NET, INC.
                            STATEMENTS OF OPERATIONS
                                    Unaudited


                               Nine Months Ended           Three Months Ended
                                  September 30,                September 30,
                              2003           2002          2003           2002
                              ----           ----          ----           ----

Revenue                   $      -         $     -      $     -         $    -
                            -------        -------       -------         ------

Expenses:
Officer's Salary                 -           5,833            -              -
Professional fees            14,112              -         2,310             -
Administrative expenses      18,253         11,857         6,025         8,500
                            -------        -------       -------        -------
                             32,365         17,690         8,335         8,500
                            -------        -------       -------        -------

Loss before                 (32,365)       (17,690)       (8,335)       (8,500)
taxes

Income tax expense:
Current                        400               -           150             -
Deferred                         -               -             -             -
                            -------        --------       -------       -------
                               400               -           150             -
                            -------        --------       -------       -------

Net loss                   $(32,765)     $ (17,690)      $(8,485)      $(8,500)
                           =========      =========     =========      ========

Loss per share -
basic and diluted           $ (0.00)       $ (0.00)        $(0.00)      $(0.00)
                           =========      =========     =========      ========

Weighted average shares
 outstanding -
 basic and diluted         9,011,125      7,686,125     9,011,125     7,686,125
                           =========      =========     =========     =========

See accompanying Notes to Financial Statements.

                             EDGAR FILING.NET, INC.
                 STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)
            FOR THE PERIOD JANUARY 1, 2002 THROUGH SEPTEMBER 30, 2003


                                       Common Stock
                                       ------------            Additional
                                                                Paid-in
                                   Shares        Amount          Capital

Balance, January 1, 2002           7,686,125     $  7,686      $ 154,834

Shares issued for services           325,000          325          6,175
Sale of common stock               1,000,000        1,000          9,000

Net loss                                  --           --             --
                                   ---------      -------        -------

Balance, December 31, 2002         9,011,125        9,011        170,009

   (2003 unaudited)

Proceeds of subscriptions                  -            -              -
Net loss
                                 -----------     --------     ----------
                                           -            -              -

Balance, September 30, 2003        9,011,125    $   9,011       $170,009
                                  ==========     ========       ========

See accompanying Notes to Financial Statements


                                  Subscrip-       Retained
                                    tions         Earnings
                                  Receivable      (Deficit)        Total


Balance, January 1, 2002         $          --     $(153,330)      $  9,190

Shares issued for services                  --             --         6,500
Sale of common stock                   (8,000)             --         2,000

Net loss                                    --       (28,243)       (28,243)
                                    -----------     ----------     ---------

Balance, December 31, 2002           $ (8,000)     $(181,573)      $(10,553)

          (2003 unaudited)

Proceeds of subscriptions               8,000              -          8,000
Net loss                                   --        (32,765)       (32,765)
                                    -----------   -----------      ---------
Balance, September 30, 2003            $   --     $ (214,338)      $(35,318)
                                    ===========   ===========      =========

See accompanying Notes to Financial Statements

                             EDGAR FILING.NET, INC.
                            STATEMENTS OF CASH FLOWS

                                                 For the Nine Months Ended
                                                          September 30,
                                               -------------      --------------
                                                   2003                 2002
                                               -------------      --------------
Cash flows from operating activities:
Net loss                                    $      (32,765)       $    (17,690)
Adjustments to reconcile net loss to
net cash used by operating activities:
 Decrease in accounts receivable                        --               2,267
 Decrease in income taxes payable                  (   310)             (1,145)
 Increase due Midwest Merger Management                 --               2,000
                                               ------------      --------------
Net cash provided (used) by
 operating activities                              (33,075)            (14,568)
                                               ------------      --------------
Cash flows from financing activities:
 Due to Brentwood Capital Corp.                     35,075                  --
 Common stock issued for cash                        8,000                  --
 Common stock issued for services                       --               6,500
                                               -------------      -------------
Net cash provided by financing activities           43,075               6,500
                                               -------------      -------------

Net increase (decrease) in cash                      10,000             (8,068)
Cash - beginning                                         --               8,068
                                               -------------      -------------
Cash - ending                               $        10,000    $             --
                                               =============      =============

Supplemental disclosures:
   Interest paid                            $            --    $            --
                                               =============      =============
                                               =============      =============
   Income taxes paid                        $            --    $            --
                                               =============     ==============

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

Pursuant to an Advisory and Occupancy Services Agreement dated December 30, 2002, and effective May 1, 2002, the Registrant has been provided with 300 square feet of office and related facilities rent free through September 2002, and at $2,000 per month thereafter. Pursuant to the same agreement, the Registrant has also been provided and will continue to be provided with advisory services at no charge through September 2003, and at the rate of $1,000 per month thereafter. The space and services are being provided by Brentwood Capital Corp., a privately held New York merchant bank of which MMM is a client ("Brentwood"). The agreement further provides for Brentwood to pay for the Registrant's recurring administrative expenses and to bill them to Registrant periodically on open account. At September 30, 2003, the Registrant owed Brentwood $24,000 for monthly office facilities and $21,228 for general and administrative expenses, or an aggregate of $45,228, which is reflected as a current liability.

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

Nine Month Periods Ended September 30, 2003 and 2002

Revenues. As a direct result of the Registrant's failed edgarization services business, which was terminated in April 2002, the Registrant had no revenues during either the nine month period ended September 30, 2003 ("9M3") or the nine month period ended September 30, 2002 ("9M2").

Expenses and Income Taxes. General and administrative expenses for 9M3 were $32,365 compared to $17,690 for 9M2. This increase is consistent with the Registrant's strategy of exiting its failed edgarization service business and redirecting its focus toward becoming a candidate to acquire or merge with a profitable privately-held business operation. Accordingly, the Registrant's recurring administrative expenses include: (i) professional fees (legal and accounting) associated with maintaining its reporting requirements, (ii) the $2,000 per month occupancy fee that commenced October 1, 2002, pursuant to the Registrant's December 30, 2002, Advisory and Occupancy Services Agreement with Brentwood (commencing October 1, 2003, the Registrant will also incur a $1,000 per month business advisory fee pursuant to the same agreement), (iii) other ancillary expenses, and (iv) the payment of minimum franchise taxes.

Net Loss. The Registrant's 9M3 resulted in a net loss of $32,765 compared to net loss of $8,485 for 9M2. The average number of common shares outstanding in each period yielded a loss per share of $0.00 for 9M3 versus $0.00 for 9M2.

Three Month Periods Ended September 30, 2003 and 2002

Revenues. As a direct result of the Registrant's failed edgarization services business, which was terminated in April 2002, the Registrant had no revenues during either the third quarter ended September 30, 2003 ("3Q3") or the third quarter ended September 30, 2002 ("2Q2").

Expenses and Income Taxes. General and administrative expenses for 3Q3 were $8,335 compared to $8,500 for 3Q2. This level of expense is consistent with the Registrant's strategy, since April 2002, of exiting the failed edgarization business and redirecting its focus toward becoming a candidate to acquire or merge with a profitable privately-held business operation.

Net Loss. The Registrant's 3Q3 resulted in a net loss of $8,485 compared to net loss of $8,500 for 3Q2. The average number of common shares outstanding in each period yielded a loss per share of $0.00 for 3Q3 versus $0.00 for 3Q2.

Liquidity and Capital Resources

At September 30, 2003, the Registrant's total assets were comprised of $10,000 cash. At the same date, it had current liabilities of $45,318, and a working capital deficiency of $35,318. MMM and Brentwood, the holders of 78.1% and 6.0%, respectively, of the Registrant's common shares at September 30, 2003, have collectively provided all of the Registrant's operating and administrative expenses and office facilities since MMM's purchase of control of Registrant in April 2002. The continued economic viability of the Registrant is completely dependent upon MMM and Brentwood continuing to support the Registrant's stated business purpose of seeking a business combination candidate with which to merge. No assurances can be given that the Registrant's plan to acquire or merge with another business operation will be successful, or that MMM and Brentwood will support that effort indefinitely.

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

(b) Changes in Internal Controls

The Registrant made no significant changes in its internal controls or in other factors that could significantly affect those controls subsequent to the date of the evaluation of such controls by the Chief Executive and Chief Financial officers.

                           PART II - OTHER INFORMATION
ITEM 6.           EXHIBITS AND REPORTS ON FORM  8-K -
--------------------------------------------------------------------------------

(a) Exhibits: 99.9 - Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. 99.2 - Certification Pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002.

(b)               Reports on Form 8-K:

                   None


                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  November 3, 2003

Edgar Filing.net, Inc.


/s/Anthony R. Russo
  ----------------
Anthony R. Russo
Chief Executive Officer

                                  EXHIBIT 99.1

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

Date:  November 3, 2003

/s/     Anthony R. Russo
-------------------------
Chief Executive Officer



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

Date:  November 3, 2003

/s/     Anthony R. Russo
Chief Financial Officer

                                  EXHIBIT 99.2

                      CERTIFICATION PURSUANT TO SECTION 906
                        OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of Edgar Filing.net, Inc. on Form 10-Q for the quarterly period ended September 30, 2003, as filed with the Securities and Exchange Commission on November 3, 2003 (the "Report"), the undersigned, in the capacities and on the dates indicated below, hereby certifies pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of Edgar Filing.net, Inc.

Date:  November 3, 2003

/s/     Anthony R. Russo
Chief Executive Officer

Date:   November 3, 2003

/s/     Anthony R. Russo
Chief Financial Officer


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