Form 10KSB
period 2003-12-31
EDGAR FILINGNET INC
filed 2004-03-29
CIK 1091406

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10K-SB
           Annual Report under Section 13 or 15 (d) of the Securities
                               Exchange Act 1934:

                       Fiscal Year Ended December 31, 2003

                        Commission File Number: 000-29449


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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment thereto. [ X ]

          Registrant's revenues for its most recent fiscal year: $ - 0-

 Market value of Common stock held by non-affiliates at March 29, 2004: $765,945

     Shares of Common Stock outstanding at March 29, 2004: 9,011,125 shares

                    Documents incorporated by reference: None

   Transitional Small Business Disclosure Format (check one): Yes [ X ] No [ ]

                                TABLE OF CONTENTS

                                     PART I

                                                                      PAGE

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

Item 8-A. Controls and Procedures

                                    PART III

Item 9.  Directors, Executive Officers, Promoters and
          Control Persons; Compliance With Section 16(a) of the Exchange Act

Item 10.  Executive Compensation

Item 11.  Security Ownership of Certain Beneficial
          Owners and Management

Item 12.  Certain Relationships and Related Transactions

Item 13.  Exhibits and Reports on Form 8K

Item 14.  Principal Accountant Fees and Services


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

The Registrant's address is 477 Madison Avenue, 12th Floor, New York, NY 10022, and its telephone and facsimile numbers are (212) 308-8700 and (212) 308-3949, respectively. The Registrant's registered agent in the State of Nevada is Pacific Stock Transfer Registrant. The Registrant's common stock is eligible for trading on the NASD Over the Counter Bulletin Board, under the symbol EGRF.OB.

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

On March 19, 2004 the Registrant filed the Registration Statement on Form S-8 registering an aggregate of 5,000,000 shares of its common stock to underlying grants under the Registrant's 2004 Stock Option Plan.


The Discontinued Electronic Filing Services Business

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

Continued Management Control, Limited Time Availability. While seeking a business combination, management anticipates devoting up to twenty (20) hours per month to the business of the Registrant. The Registrant's only executive officer was Anthony R. Russo and its only "outside" director is Danny L. Pixler, neither of whom have entered into written employment agreements with the Registrant or are expected to do so in the foreseeable future. The Registrant has not obtained key man life insurance on its officers and directors. Notwithstanding the combined limited experience and time commitment of management. Mr. Russo has resigned from the Registrant on December 30, 2003.



Conflicts of Interest - General. Messrs. Pixler, the Registrant's Director participates in other business ventures which may compete directly with the Registrant. Although none are anticipated, conflicts of interest and non-arms length transactions may also arise in the future. Management does not anticipate that the Registrant will seek a merger with, or acquisition of, any entity in which any member of management serves as an officer, director or partner, or in which they or their family members own or hold any ownership interest. See "ITEM
9. Directors, Executive Officers, Promoters and Control Persons; Compliance with
Section 16(a) of the Exchange Act.

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

ITEM 2. DESCRIPTION OF PROPERTY

Pursuant to an Advisory and Occupancy Services Agreement dated December 30, 2002, (the "Advisory Agreement") with Brentwood Capital Corp., a privately owned business development company and 6% stockholder of the Registrant's common stock ("Brentwood"), the Registrant occupies 300 square feet of office space, located at 477 Madison Avenue, 12th Floor, New York, NY 10022. The office facilities were provided without charge from May through September, 2002, and at the rate of $2,000 per month thereafter for a minimum of one year and cancelable thereafter upon 60 days notice. Midwest, a principal stockholder of the Registrant, is a client of Brentwood. The Registrant's current office facilities are adequate for the Registrant's present needs, and management expects that the Registrant will continue this arrangement until the completion of an acquisition or merger. The Registrant believes that its monthly rent is equal or better than that which could have been obtained from a non-affiliated landlord in the same geographic area in New York City.

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

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a) Market Information.

Since approximately December 31, 2002, the Registrant's common stock, its only class of trading securities, has been eligible for trading in the over-the-counter market on the OTC Bulletin Board Market. However, and since December 31, 2002, and as reported by NASDAQ, there has been no reported trading in the Registrant's common stock.

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

(b) Holders

As of December 31, 2003, the approximate number of holders of record of shares of the Registrant's Common Stock, $.001 par value per share, the Registrant's only class of trading securities, was believed by management to be as follows:

            Title of Class                      Number of Record Holders
            Common Stock, $.001 par                      68

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Results of Operations

During the year ended December 31, 2003, the Registrant had discontinued its business operations and did not earn any significant revenues.

From May 9, 2002 to December 30, 2002, the Registrant's general and administrative expenses were mitigated due to Brentwood allowing the Registrant to operate on a rent-free basis within its premises through September 1, 2002, and at $2,000 per month thereafter. Commencing on May 1, 2002, and for the entire year covered by this report, the Registrant's general and administrative expenses were entirely attributable to the Advisory Agreement, and the incidental overhead expenses associated with seeking a business combination candidate.

The Registrant did not conduct any research and development or selling and marketing activities in the two fiscal years ended December 31, 2003. The Registrant is not currently conducting any research and development or selling and marketing activities.

During the fiscal year ended December 31, 2003, the Registrant recognized a net loss of $44,519. The net loss was principally the result of administrative expenses, including office expenses under the Advisory Agreement, and professional fees in the amount of $44,007. The Registrant does not anticipate sales of any products or services in the foreseeable future other than those of a potential merger partner.

The significant reduction in both the Registrant's gross revenue and general and administrative expenses for the fiscal year ended December 31, 2003, compared to those of the preceding year, was entirely attributable to the Registrant's divestiture of its failing electronic filing service operations in April 2002. This divestiture left the Registrant without prospects of earning revenues and income from EDGAR filing services. Accordingly, the continued economic viability of the Registrant is entirely dependent upon: (1) Midwest's continued support of its administrative expenses and reporting obligations, and (2) the Registrant's merger with a profitable operating company. The future of the Registrant is entirely dependent on new management's ability to secure a business combination partner or establish profitable operations.

Financial Condition

On May 1, 2002, the Registrant changed its direction from providing electronic filing services to searching for a business combination partner. As of December 31, 2003, the Registrant did not have any significant cash or assets. The Registrant's current liabilities of $57,072 at December 31, 2003, represented a $46,519 increase from the Registrant's current liabilities at December 31, 2002. The increase was attributable to the Advisory Agreement. During December 2002, the Registrant accepted subscriptions for 1,000,000 shares of common stock at $.01 per share, including payment for 200,000 of such shares. In accordance with the terms of the offering, the subscriptions for the remaining 800,000 shares were paid in January 2003.

The Registrant is authorized to issue up to 20,000,000 shares of its Common Stock and up to 5,000,000 shares of Preferred Stock, $.001 par value per share. At December 31, 2003, there were 9,011,125 shares of the Registrant's Common Stock issued and outstanding, the same number as at December 31, 2002. At December 31, 2003 and 2002, no shares of the Registrant's Preferred Stock were issued and outstanding.

Capital Expenditures

The Registrant did not have any material commitments for capital expenditures at December 31, 2003 or 2002.

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

Code of Ethics

Presently we have not adopted a code of ethics that applies to the Registrant's Chief Executive Officer and Chief Financial Officer. The Board of Directors has set up a committee that is preparing a proposal to be adopted by the board within the next ninety days.


ITEM 7.  FINANCIAL STATEMENTS



Report of Independent Accountants


Balance Sheets at December 31, 2003 and 2002


Statements of Operations for the Years Ended December 31, 2003 and 2002

Statement of Stockholders' Equity (Deficiency) for the Years Ended December 31, 2003 and 2002


Statements of Cash Flows for the Years Ended December 31, 2003 and 2002


Notes to Financial Statements






                                BLOOM & CO., LLP

                          Certified Public Accountant
                          50 Clinton Street Suite 502
                           Hempstead, New York 11550
                               Tel. 516 486-5900

                          INDEPENDENT AUDITOR'S REPORT

Board of Directors
Edgar Filing.net, Inc.
477 Madison Avenue - 12th Floor
New York, NY 10022


We have audited the accompanying balance sheets of Edgar Filing.Net, Inc. as of December 31, 2003 and 2002, and the related statements of Operations, Statement of Changes in Stockholders' Equity , and cash flows for the years then ended. These financial statements are the responsibility of the Registrant's management. Our responsibility is to express an opinion on these financial statements based on our audit.


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


In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Edgar Filing.Net. Inc. as of December 31, 2003 and 2002, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.


The accompanying financial statements have been prepared assuming Edgar Filing.Net, Inc. will continue as a going concern. As discussed in the Note 3, the Registrant has sustained accumulated losses of $226,092, from inception to December 31, 2003 and has discontinued its principal line of operations. The Registrant's ability to continue as a going concern is dependent upon the successful completion of management plans to raise equity capital to finance the operating and capital requirements of Edgar Filing.Net, Inc. including its search for a viable business combination candidate. Management's plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Bloom & Co., LLP
Hempstead, New York
March 29, 2004


                             Edgar Filing.net, Inc.
                                 Balance Sheets

                                                          December 31,
                                                       2003            2002
                                                     -------         -------

Current Assets:
   Cash & equivalents                              $  10,000      $       -
   Accounts receivable                                    --              -
                                                    --------         ------

          Total Current Assets                     $  10,000      $       -
                                                    --------         ------

Total Assets                                       $  10,000      $       -
                                                    ========         ======
Liabilities and Stockholders' Equity

Current Liabilities:
   Due Brentwood Capital Corp.                     $  56,655      $ 10,153
   Income taxes payable                                  417           400
                                                    --------       -------

          Total Current Liabilities                $  57,072      $ 10,553
                                                    --------       -------


Stockholders' Equity (Impairment):
Preferred stock, $0.001 par value,
 5,000,000 shares authorized, no shares
issued or outstanding                                    --            --
Common stock, $0.001 par value,
 20,000,000 shares authorized,
 9,011,125 shares issued and outstanding
 at December 31, 2003 and 2002, respectively           9,011        9,011
Additional paid-in capital                           170,009      170,009
Subscriptions receivable                                  --     (  8,000)
Retained deficit                                    (226,092)    (181,573)
                                                  ----------    ---------

         Total Stockholders' Equity (Impairment)     (47,072)     (10,553)
                                                  ----------    ---------
Total Liabilities and Stockholders' Equity         $  10,000     $     --
                                                  ==========    =========

The accompanying notes are an integral part of these financial statements.




                             Edgar Filing.net, Inc.
                            Statements of Operations



                                                       For the years ended
                                                           December 31,
                                                   -----------------------------
                                                  2003                 2002
                                                 ------                -----

Revenue                                       $      --           $      --
                                               --------            --------

Expenses:
   Salary                                            --               5,833
   Professional fees                             16,754                  --
   Administrative expenses                       27,253              22,025
                                               --------            --------

Total expenses                                   44,007              27,858
                                               --------            --------


Operating loss                                  (44,007)           (27,858)
Other income:
   Interest income                                   --                 15
                                               --------            -------


Loss before taxes                               (44,007)           (27,843)
Provision for taxes                                 512                400
                                              ---------           --------

Net loss                                     $  (44,519)       $   (28,243)
                                              =========           ========

Net loss per share                           $    (0.01)       $     (0.01)
                                              =========           ========



Weighted average number of
   common shares outstanding                  9,011,125          9,011,125
                                              =========          =========


The accompanying notes are an integral part of these financial statements.




                             Edgar Filing.net, Inc.
                 Statements of Changes in Stockholders' Equity





                                     Common Stock          Add'l      Subscrip-
                                 Shares         Amount    Capital     Receivable


Balance,
 January 1, 2002                7,686,125      $ 7,686      $154,834 $      --
Shares issued for services        325,000          325         6,175        --
Sale of common stock            1,000,000        1,000         9,000    (8,000)
Net loss                               --           --            --        --

Balance,
  December 31, 2002             9,011,125      $ 9,011      $170,009   $ (8,000)
Proceeds from Subscription             --           --            --      8,000
Net Loss                               --           --            --         --
                                ---------       ------       -------    -------
Balance, December 31, 2003      9,011,125      $ 9,011      $170,009   $     --
                                =========       ======       =======    =======



                                      Retained         Total Stockholders'
                                       Earnings           Equity
                                     ----------        -------------------

Balance, January 1, 2002              $(153,330)              $9,190

Shares issued for services                   --                6,500
Sale of common stock                         --                2,000

Net loss                                (28,243)             (28,243)
                                       --------             --------


Balance, December 31, 2002            $(181,573)            $(10,553)

Proceeds from Subscription                   --                8,000
Net Loss                                (44,519)             (44,519)
Balance, December 31, 2003            $(226,092)            $(47,072)
                                       --------              -------




The accompanying notes are an integral part of these financial statements.




                             Edgar Filing.net, Inc.
                            Statements of Cash Flows



                                                  For the years ended
                                                      December 31,
                                              ----------------------------
                                                   2003              2002
                                                   ----              ----


Cash flows from operating activities:
Net loss                                        $(44,519)        $ (28,243)
                                                ---------          -------

Adjustments to reconcile net loss to
net cash used by operating activities:
  Decrease in accounts receivable                     --            2,267
  Increase in accrued expenses payable                --           10,153
  Increase/(Decrease) in income taxes payable         17             (745)
  Common shares issued for prior services             --            6,500
                                                --------          -------

Net cash used in operating activities            (44,502)         (10,068)
                                                --------          -------


Cash flows from investing activities
       Due to Brentwood Capital Corp.             46,502              --
       Common stock issued for cash                8,000           2,000
                                                --------          -------

Net cash used in investing activities             54,502           2,000
                                                --------          ------

Net increase/(decrease) in cash                   10,000          (8,068)

Cash - beginning                                      --           8,068
                                               ---------         -------

Cash - ending                                 $   10,000       $      --
                                               =========         =======

Supplemental disclosures:
   Interest paid                              $       --       $      --
                                              ==========      ==========

   Income taxes paid                          $       --       $      --
                                              ==========      ==========


The accompanying notes are an integral part of these financial statements.



                             Edgar Filing.net, Inc.
                         Notes to Financial Statements

Note 1 - History and Organization of the Registrant

Edgar Filing.net, Inc. (the "Registrant") was incorporated in Nevada on May 28, 1999. From inception through May 9, 2002, the Registrant sought to become engaged in providing electronic filing services for clients that need to electronically file prospectuses, registration statements, and other documents pursuant to federal securities laws with the Securities and Exchange Commission (the "SEC") via the SEC's electronic data gathering system entitled Electronic Data Gathering Analysis and Retrieval ("EDGAR"). On May 9, 2002, the Registrant ceased all business operations and entered into a stock purchase agreement (the "Agreement") with Midwest Merger Management, LLC, a then non-affiliated privately owned Kentucky limited liability company ("Midwest"). As of the date of the Agreement, and for five years prior thereto, Midwest was engaged in the business of identifying, acquiring and financing business operations.

Since May 9, 2002, the Registrant has not had any revenue from operations and has been principally engaged in seeking to consummate a business combination with a profitable privately owned company. Accordingly, the Registrant may be deemed to be a blank check company. As defined in Section 7(b)(3) of the Securities Act of 1933, as amended, a "blank check" company is an entity that has no specific business plan or purpose or has indicated that its business plan is to engage in a merger or an acquisition with an unidentified company or companies and is issuing "penny stock" securities as defined in Rule 3(a)(51) of the Exchange Act.. The SEC and many states have enacted statutes, rules and regulations limiting the sale of securities of blank check companies.

The Registrant's address is 477 Madison Avenue, 12th Floor, New York, NY 10022, and its telephone and facsimile numbers are (212) 308-8700 and (212) 308-3949, respectively. The Registrant's registered agent in the State of Nevada is The Corporation Trust Registrant. The Registrant's common stock is eligible for trading over the counter, in the pink sheets, under the symbol EGRF.

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

Fair Value of Financial Instruments - Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2003. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash and accounts payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

Cash and Cash Equivalents - For purposes of financial statement presentation, the Registrant classifies all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents include money market funds of $-0- at December 31, 2003.

Accounting Method - The Registrant reports income and expenses on the accrual method.

Reporting on the Costs of Start-Up Activities - Statement of Position 98-5 (SOP 98-5), "Reporting on the Costs of Start-Up Activities," which provides guidance on the financial reporting of start-up costs and organizational costs, requires most costs of start-up activities and organizational costs to be expensed as incurred. SOP 98-5 is effective for fiscal years beginning after December 15, 1998. With the adoption of SOP 98-5, there has been little or no effect on the Registrant's financial statements.

Loss Per Share - Net loss per share is provided in accordance with Statement of Financial Accounting Standards No. 128 (SFAS #128) "Earnings Per Share". Basic loss per share is computed by dividing losses available to common stockholders by the weighted average number of common shares outstanding during the period. As of December 31, 2003, the Registrant had no common stock equivalents, such as stock options or warrants.

Income Taxes - The Registrant follows Statement of Financial Accounting Standard No. 109, "Accounting for Income Taxes" ("SFAS No. 109") for recording the provision for income taxes. Deferred tax assets and liabilities are computed based upon the difference between the financial statement and income tax basis of assets and liabilities using the enacted marginal tax rate applicable when the related asset or liability is expected to be realized or settled. Deferred income tax expenses or benefits are based on the changes in the asset or liability each period. If available evidence suggests that it is more likely than not that some portion or all of the deferred tax assets will not be realized, a valuation allowance is required to reduce the deferred tax assets to the amount that is more likely than not to be realized. Future changes in such valuation allowance are included in the provision for deferred income taxes in the period of change.

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

Stock-Based Compensation - The Registrant accounts for stock-based awards to employees in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations and has adopted the disclosure-only alternative of FAS No. 123, "Accounting for
Stock-Based Compensation." Options granted to consultants, independent representatives and other non-employees are accounted for using the fair value method as prescribed by FAS No. 123.

Dividends - The Registrant has not yet adopted any policy regarding payment of dividends. No dividends have been paid since inception.

Year End - The Registrant has adopted December 31 as its fiscal year end.

Note 3 - Going Concern

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Registrant has sustained losses since inception and has accumulated losses of $226,092 as of December 31, 2003. The Registrant's ability to continue as a going concern is dependent upon the successful completion of additional financing arrangements and its ability to achieve a business combination with a profitable entity. Management plans to raise equity capital to finance the operating and capital requirements of the Registrant including its search for a viable business combination candidate. While the Registrant is expending its best efforts to achieve the above plans, there is no assurance that such activity will generate sufficient funds to accomplish its business purpose, or that the Registrant's business plans will be successful.

Note 4 - Income Taxes

The Registrant accounts for income taxes under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS No. 109"), which requires use of the liability method. SFAS No. 109 provides that deferred tax assets and liabilities are recorded based on the differences between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes, referred to as temporary differences. Deferred tax assets and liabilities at the end of each period are determined using the currently enacted tax rates applied to taxable income in the periods in which the deferred tax assets and liabilities are expected to be settled or realized.

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes. The sources and tax effects of the differences are as follows:

                                                 Estimated Tax Asset
                                                       On NOL
                                                 --------------------
    U.S federal statutory rate    (34.0%)                  $53,361
    Valuation reserve              34.0%                   (53,361)
                                 ------                    -------
    Total                            - %                   $    --
                                 ------                    -------



As of December 31, 2003, the Registrant has a net operating loss carryforward of approximately $156,947 for tax purposes, which will be available to offset future taxable income. If not used, this carryforward will expire through the year 2023.



                                                                 Estimated Tax
Year Loss       Expiration         Capital         Operating      Asset on Net
Incurred           Date              Loss             Loss       Operating Loss
---------       ----------         -------         ----------    --------------


2000              2020            $75,633(A)       $  38,139      $ 12,967
2001              2021                 --             46,046        15,656
2002              2022                 --             28,243         9,602
2003              2023                 --             44,519        15,136
                                   ------            -------       -------
                                  $75,633           $156,947      $ 53,361
                                   ======            =======       =======

 (A)Can be carried over for five years to offset capital gains only.



Internal Revenue Code Section 382 establishes a limit on the amount of NOLs of the Registrant that may be used to offset income after the ownership change that occurred on May 9, 2002.

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

Note 5 - Stockholders' Equity

The Registrant is authorized to issue 20,000,000 shares of $0.001 par value common stock and 5,000,000 shares of $0.001 par value preferred stock.

In July 2002, as part of the change in control of the Registrant, the selling shareholders received 325,000 of the Registrant's common shares valued at $6,500 or $.02 per share for services rendered.

On October 2, 2002, the Registrant initiated a private offering of 1,000,000 restricted shares of its common stock at $.01 per share for working capital purposes. The offering was conducted to accredited investors pursuant to Rule 506 of Regulation D under the Securities Act. On December 27, 2002, three accredited investors subscribed for an aggregate of 1,000,000 shares of the Registrant's common stock at $.01 per share. The subscription payments were due within 30 days. One subscription for 200,000 shares was collected in December 2002, and the remaining two subscriptions were collected in January 2003. As a result of the foregoing transactions, the number of the Registrant's common shares outstanding at December 31, 2003 was 9,011,125.

Note 6 - Related Party Transactions


Conflict of Interest

The officers and directors of the Registrant are involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Registrant and their other business interests. The Registrant has not formulated a policy for the resolution of such conflicts.

Advisory and Occupancy Services Agreement

On December 30, 2002, the Registrant and Brentwood Capital Corp. entered an advisory service and occupancy agreement, effective as of May 1, 2002. Brentwood is a privately owned merchant bank retained by Midwest, the Registrant's majority shareholder. The provisions of the agreement include the following:

1.   Brentwood agreed to provide the Registrant "advisory services" including:

     A.Professional accounting, reporting, and document editing services.

     B.Assistance in initiation, discussion, and negotiation, and establishment of strategic merger agreements or exit strategies and related due diligence analysis.

     C.Introduce the Registrant to potential funding sources.

2. Brentwood agreed to provide the Registrant 300 square feet of office space on the 12th Floor of 477 Madison Avenue, New York, New York, office equipment and furniture, telephone service, reception, and other administrative services.

As a compensation for Brentwood's services the Registrant undertook the following:

     1. The Registrant agreed to pay a monthly rental of $2,000 to Brentwood as the occupancy fee, commencing from October 1, 2002. Brentwood waived the rental for the period from May 1 through September 30, 2002.

     2. The Registrant agreed to pay $1,000 to Brentwood for advisory services, commencing on January 1, 2003. Brentwood waived all the advisory fees for the period May 1, 2002 to September 30, 2003. The out of pocket costs are included in the advisory services fee and should be reimbursed by the Registrant.

Brentwood has the right to receive its Business Advisory Service fees in restricted shares of the Registrant's common stock. The restricted shares will be valued at 33 1/3% of the mean of the closing bid and asked prices of the stock during the ten trading days immediately preceding the written notice form the Registrant.

The Registrant may terminate the contract by agreement or giving a written notice of cancellation at least 90 days prior to the termination date together with payment of all outstanding fees.

At December 31, 2003, the Registrant owed Brentwood $33,000 for occupancy fees and $23,655 in general and administrative expenses for a total of $56,655.


Note 7 - Warrants and Options

There are no warrants or options outstanding to acquire any additional shares of the Registrant's common stock.

Note 8 - Subsequent Events

On March 19, 2004 the Registrant filed the Registration Statement on Form S-8 registering an aggregate of 5,000,000 shares of its common stock under the Registrant's 2004 Stock Option Plan.

On March 1, 2004, the Registrant commenced a private offering of 1,000,000 restricted shares of its common stock at $.0045 per share. On March 26, Midwest subscribed for an aggregate of 988,875 shares and will pay $45,000 in cash to the Registrant before March 31, 2004.


In February 2004, Midwest, Brentwood and another stockholder reached a meeting of the minds on the terms pursuant to which they would sell their controlling interest in the Registrant to a non-affiliated purchaser in consideration for $350,0000. The purchase price is to be payable $175,000 at closing and the balance in 18 months pursuant to 4% promissory note secured by an aggregate of 3,204,741 of the shares to be purchased.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE During the two fiscal year ending December 31, 2003, there have been no changes in or disagreements with the Registrant's accountants on any matter of accounting or financial disclosure.

ITEM 8A. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this Annual Report on Form 10-KSB, Danny L. Pixler, the Registrant's principal executive officer and its principal financial officer carried out an evaluation of the effectiveness of the design and operation of the Registrant's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act"). Mr. Pixler concluded that the Registrant's disclosure controls and procedures are effective: (i) in timely alerting him to material information required to be included in the Registrant's periodic Securities and Exchange Commission reports; and (ii) to ensure that information required to be disclosed by the Registrant in reports that it intends to file or submit under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

(b) Changes in Internal Controls. The Registrant made no significant changes in its evolving internal controls or in other factors that could significantly affect these controls including any corrective actions with regard to significant deficiencies and material weaknesses, subsequent to the date of the evaluation of those controls by the Registrant's Chief Executive and Chief Financial officer.

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

                   Duration and Date        Position &                Age and
                   of Expiration of         Office with              Director
Name                Present Term             Registrant                Since
--------------------------------------------------------------------------------

Anthony R. Russo       One Year        Chief Executive and Financial    61/
                       12/30/03           Officer, and Director  (1)  5/9/02

Danny L. Pixler        One Year        Chief Executive and Financial    55/
                       12/31/04           Officer and Director (1)    5/9/02

Peter Campitiello      One Year
                       12/31/04         Secretary and Director (1)   12/30/03
--------------------

(1) On December 30, 2003, Mr. Russo resigned as a director for personal reasons and the board of directors nominated and elected Peter Campitiello in his place and stead. Subsequently, and on the same date, the Board of Directors nominated and elected Mr. Pixler as the Registrant's Chief Executive Officer and Chief Financial Officer; and nominated Mr. Campitiello as the Registrant's Secretary.

There is no understanding or arrangement between any directors or any other person or persons pursuant to which such individual, was or is to be, selected as a director or nominee of the Registrant.

Business Experience

Anthony R. Russo served as the Registrant's President, Chief Financial Officer and a Director from May 9, 2002 to December 30, 2003. Simultaneously therewith since September 1999, Mr. Russo has served as the President, Chief Financial Officer and director of Amici Ventures, Inc., an inactive publicly owned New York corporation with a class of securities registered pursuant to Section 15(d) of the Exchange Act. Simultaneously therewith since March 2000, Mr. Russo has served as the President, Chief Financial Officer and director of Momentum Holdings Corporation, an inactive publicly owned and traded Delaware corporation with a class of securities registered pursuant to Section 12(g) of the Exchange Act. Simultaneously therewith since March 2002, Mr. Russo served as President and director of Certified Services, Inc., a publicly owned and traded Nevada corporation with a class of securities registered pursuant to Section 12(g) of the Exchange Act. Certified Services, Inc. is a New York City based holding company engaged in the acquisition and management of professional employer organizations. Prior thereto since 1990, Mr. Russo served as President and Chief Executive of Cartilage Technologies, Inc., a privately owned manufacturer and marketer of dietary supplements headquartered in Elmsford, New York. Prior thereto since 1971, he served as President and Chief Executive of Sherwood Corporation, a publicly owned financial services firm in New York City. In his capacity as President, Mr. Russo often served as a member of the board of directors of several small and emerging companies including Lloyds Electronics, Inc. (AMEX: LLYD) where he chaired the Audit Committee and served on the Executive Committee from 1980 to 1985. Prior thereto since 1966, he was a member of the audit staff of Arthur Andersen LLP in New York City. Mr. Russo received a Bachelor of Business Administration degree in accountancy practice from Pace University in 1967, was licensed as a certified public accountant by the State of New York in 1969, and received a Masters degree in Business and Policy from the Empire State College of the State University of New York at Saratoga Springs in 2002. Mr. Russo has been a member of the American and New York Associations of CPA's since 1969; and a member of the National Association of Corporate Directors since 1998.

Danny L. Pixler has been a director of the Registrant since May 9, 2002 and the Registrant's President and Chief Financial Officer since December 30, 2003. Simultaneously therewith and since March 2002, Mr. Pixler has been a member of the Board of Directors of Momentum Holdings Corporation, an inactive publicly owned and traded Delaware corporation with a class of securities registered pursuant to Section 12(g) of the Exchange Act. Simultaneously therewith and since November 2002, Mr. Pixler has been the President and a member of the Board of Directors of Certified Services, Inc. a publicly owned and traded Nevada corporation with a class of securities registered pursuant to Section 12(g) of the Exchange Act. Certified Services, Inc. is a New York City based holding company engaged in the acquisition and management of professional employer organizations. Simultaneously therewith and since 1994, Mr. Pixler was employed by Logistics Management Resources, Inc., a publicly owned and traded Colorado corporation with a class of securities registered pursuant to Section 12(g) of the Exchange Act, and its predecessors in increasingly responsible positions including President since July 1998. Prior thereto from 1993 to 1994, Mr. Pixler served as President of Joseph Land Group, a South Carolina based transportation company with annual sales of approximately $130 million. Prior thereto from 1989 through 1992, Mr. Pixler served as President of Apple Lines, Inc., a South Dakota based truck load refrigerated carrier with annual revenues exceeding $16 million. Prior thereto from 1983 until 1988, Mr. Pixler served as Executive Vice President and General Manager of DFC Transportation, a wholly owned subsidiary of Dean Foods, Inc. with annualized sales of approximately $60 million.

Peter Campitiello, has been a director of the Registrant since December 30, 2003, and the Registrant's Secretary since that date. Simultaneously, and since August 7, 2002, Mr. Campitiello has been serving as the Secretary of Certified Services, Inc., a publicly owned Nevada corporation with a class of securities registered pursuant to Section 12 of the Exchange Act that acts as a holding company for businesses engaged in the professional employer organization industry. Simultaneously therewith since 1997, Mr. Campitiello has been employed by Levy and Boonshoft, PC, and its predecessor law firms as a corporate and securities attorney. Prior thereto since 1996, Mr. Campitiello was engaged in the private practice of law in the New York City Metropolitan Area. Mr. Campitiello received a Bachelor of Arts degree in political science from LaSalle University (Philadelphia, PA) in 1991; and a Juris Doctor from New York Law School in 1995. Mr. Campitiello is a member of the American and the New York State Bar Associations.

Directorship

Except as disclosed in this Item with respect to Messrs. Russo, Pixler and Campitiello, each director of the Registrant has indicated to the Registrant that he is not presently a director in any other Registrant with a class of securities registered pursuant to Section 12 of the Exchange Act or subject to the requirements of Section 15(d) of such act or any investment company registered under the Investment Registrant Act of 1940.

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

(e) Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Registrant's executive officers, directors and persons who own more than 10% of a registered class of the Registrant's equity securities, to file with the SEC initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership, of Common Stock and other equity securities of the Registrant on Forms 3, 4, and 5, respectively. Executive officers, directors and greater than 10% shareholders are required by SEC regulations to furnish the Registrant with copies of all Section 16(a) reports they file. To the Registrant's knowledge, Anthony R. Russo, Danny L. Pixler and Peter Campitiello, comprising the Registrant's prior and existing executive officers and directors; and Midwest, beneficial owner of greater than 10% of Registrant's common Stock, have complied with all Section 16(a) filing requirements applicable to them during its most recent fiscal year.

ITEM 10. EXECUTIVE COMPENSATION.

(a) General (1) through (7) All Compensation Covered. During the year ended December 31, 2003, the aggregate compensation paid to, accrued or set aside for all executive officer and directors of the Registrant was $ -0-.

(b)  Summary Compensation Table.

                           SUMMARY COMPENSATION TABLE
                                                         Long Term Compensation
                          Annual  Compensation          Awards        Payments
Name and Position   Year  Salary   Bonuses   Other  Stock  Options  LTIP   Other
--------------------------------------------------------------------------------


Anthony R. Russo,
CEO, CFO and        2000     -      -        -        -      -       -       -
Director, from      2002     -      -        -        -      -       -       -
5/9/02 to 12/30/03  2003     -      -        -        -      -       -       -

Danny L. Pixler,    2000     -      -        -        -      -       -       -
Director, since     2002     -      -        -        -      -       -       -
May 9, 2002 and
CEO and CFO
from 12/31/03       2003     -      -        -       -       -       -       -


Peter Campitiello,
Director and
Secretary since
12/30/03            2003     -      -        -       -       -       -       -

Totals              2002     -      -        -       -       -       -       -


(c) Option/SAR Grant Table. During the fiscal year ended December 31, 2003, the Registrant made no grants of stock options or freestanding SAR's.

(d) Aggregate Option/SAR Exercises and Fiscal Year-End Option/SAR Value Table. No stock options or freestanding SAR's are issued or outstanding. Accordingly, and during the three years ended December 31, 2003, no stock options or freestanding SAR's were exercised.

(e) Long-Term Incentive Plan ("LTIP") Awards Table. During the three years ended December 31, 2003, the Registrant made no LTIP awards.

(f) Compensation of Directors. (1) and (2). During the fiscal year ended December 31, 2003, no director of the Registrant received any compensation pursuant to any standard or other arrangement.

(g) Employment Contracts and Termination of Employment, and Change-in Control Arrangements. (1) and (2). No executive officer of the Registrant was employed pursuant to the terms of an employment agreement with the Registrant. No change of control of the Registrant took place during the fiscal year ended December 31, 2003.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

(a) Security Ownership of Certain Beneficial Owners. The information is furnished as of December 31, 2003, as to the number of shares of the Registrant's Common Stock, $.001 par value per share, owned beneficially, or known by the Registrant to own beneficially, more than 5% of any class of such security:

Name and Address                 Amount and Nature
of Beneficial  Owner            of Beneficial Ownership     Percentage of Class
--------------------            -----------------------      -------------------
Midwest Merger Management, LLC
10602 Timberwood Circle, Suite # 9
Louisville, KY  40223                  7,037,615                  78.1%

Brentwood Capital Corp.
477 Madison Avenue, Twelfth Floor
New York, NY  10022                      542,632                   6.0%

(b) Security Ownership of Management. The following information is furnished as of December 31, 2003, as to the number of shares of the Registrant's Common Stock, $.001 par value per share owned beneficially by each executive officer and director of the Registrant and by all executive officers and directors as a group:

Name and Address                     Amount and Nature
of Beneficial  Owner               of Beneficial Ownership   Percentage of Class
----------------------             -----------------------  --------------------
Anthony R. Russo
477 Madison Ave. - 12th Floor
New York, NY 10022                           -                       -

Danny L. Pixler
5101 NW 21st Ave. - Suite 350
Ft. Lauderdale, FL 33309                     -                       -


Peter Campitiello
477 Madison Avenue, 14th Floor
New York, NY  10022                          -                       -


All Officers and Directors
as a Group of three persons                  -                       -


(c) Changes in Control. No change of control of the Registrant took place during the fiscal year ended December 31, 2003.

(d) Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information as of December 31, 2003, with respect to compensation plans (including individual compensation arrangements) under which the Registrant's common stock is authorized for issuance, aggregated as follows: (i) all compensation plans previously approved by security holders; and
(ii) all compensation plans not previously approved by security holders.

                      EQUITY COMPENSATION PLAN INFORMATION

                                Number of securities to      Weighted average
                               be issued upon exercise       exercise price of
                                of outstanding options,    outstanding options,
                              warrants, and  rights (a)   warrants and rights(b)
--------------------------------------------------------------------------------
Equity compensation plans
approved by security holders               -0-                      -0-
Equity compensation plans not
approved by security holders               -0-                      -0-

Total                                      -0-                      -0-


                                    Number of securities remaining available for
                                    future issuance under equity compensation
                                    plans [excluding securities reflected in
                                    column (a)(c)]
--------------------------------------------------------------------------------
Equity compensation plans
approved by security holders               -0-
Equity compensation plans not
approved by security holders               -0-
                                           ---

Total                                      -0-


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On December 30, 2002, the Registrant executed an Advisory and Occupancy Service Agreement with Brentwood which provided for, among other things, the use by the Registrant of 300 square feet of office and related facilities free of charge from May through September 2002, and at $2,000 per month thereafter, and the provision of management services by Brentwood to Registrant without charge from May through December 2002, and at $7,500 per month thereafter. Under the terms of the agreement Brentwood also pays the for the Registrant's recurring administrative and reporting expenses and bills the Registrant monthly. At December 31, 2003, the Registrant owed Brentwood $30,000 for monthly office charges and $90,000 in general and administrative expenses or an aggregate of $120,000.

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

ITEM 13. EXHIBITS AND REPORTS ON FORM 8K

(a) Exhibits: None

(b) Reports on Form 8K: None


ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth the aggregate fees billed to us for fiscal years ended December 31, 2003 and 2002 by Bloom & Co., LLP:


                                                    2003                  2002
        Audit Fees(1)                           $  11,718             $  1,648


        Non-Audit Fees:
        Audit Related Fees(2)                          --                  --
        Tax Fees(3)                                   700                  --
        All other Fees(4)                              --                  --
                                                ---------            --------

        Total Fees paid to Auditor              $  12,418           $   1,648
                                                ---------            --------

(1) Audit fees consist of fees billed for professional services rendered for the audit of the Registrant's annual financial statements and review of the interim consolidated financial statements and review of the interim consolidated financial statements included in quarterly reports and services that are normally provided by Bloom & Co., LLP in connection with statutory and regulatory filings or engagements.

(2) Audit-Related fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of the Registrant's consolidated financial statements and are not reported under "Audit Fees".

(3) Tax fees consist of fees billed for professional services rendered for tax compliance, tax advice and tax planning (domestic and international). These services include assistance regarding federal, state and international tax compliance, acquisitions and international tax planning.

(4) All other fees consist of fees for products and services other than the services reported above.

The Registrant's Board of Directors in lieu of an audit committee has considered the role of Bloom & Co., LLP in providing certain tax services and other non-audit services to the Registrant and has concluded that such services are compatible with Bloom & Co., LLP's independence as the Registrant's auditors. In addition, since the effective date of the SEC rules stating that an auditor is not independent of an audit client if the services it provides to the client are not appropriately approved, the Board of Directors has previously approved and will continue to pre-approve all audit and permissible non-audit services provided by the independent auditors.

The Registrant's Board of Directors in lieu of an Audit Committee has adopted a policy for the pre-approval of services provided by the independent auditors, pursuant to which it may pre-approve any service consistent with applicable law, rules and regulations. Under the policy, the Registrant's Board of Directors may also delegate authority to pre-approve certain specified audit or permissible non-audit services to one or more of its members, including the Chairman. A member to whom pre-approval authority has been delegated must report its pre-approval decisions, if any, to the Registrant's Board of Directors at its next meeting, and any such pre-approvals must specify clearly in writing the services and fees approved. Unless the Registrant's Board of Directors determines otherwise, the term for any service pre-approved by a member to whom pre-approval authority has been delegated its twelve months.



SIGNATURES:

In accordance with the Exchange Act, this report has been signed below by the following person on behalf of the Registrant and in the capacities and on the dates indicated.

                                      Dated:  March 29, 2004

                                      Edgar Filing.Net, Inc.
                                      By: /s/ Danny L. Pixler
                                      Danny L. Pixler
                                      Chief Executive, Chief Financial
                                      Officer, and Director



EXHIBITS:

31.1 Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Exchange Act.

31.2 Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Exchange Act.

32.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) under the Exchange Act and 18 U.S.C.
         Section 1350.