Form 10QSB
period 2004-03-31
EDGAR FILINGNET INC
filed 2004-05-24
CIK 1091406

U.S. SECURITIES AND EXCHANGE
                                   COMMISSION
                             Washington, D. C. 20549

                                   Form 10-QSB

(Mark One)

...X.. Quarterly Report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2004.

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

Common Stock, $.001 par value, 9,011,125 shares at March 31, 2004.

Transitional Small Business Disclosure Format (Check one):  Yes    NO   X
                                                               ---    ----

                             EDGAR FILING.NET, INC.
                 FORM 10-QSB - QUARTER ENDED MARCH 31, 2004

                                      INDEX


PART I   FINANCIAL INFORMATION..................................................

Item 1.  Financial Statements...................................................
                  Balance Sheets at March 31, 2004 and December 31, 2003........
                  Statements of Operations for the Three Months ended
                      March 31, 2004, and Three Months ended March 31, 2003.....
                  Statement of Shareholders' Equity (Deficiency) for the Period
                     January 1, 2003 through March 31, 2004.....................
                  Statements of Cash Flows for the Three Months Ended
                     March 31, 2004, and March 31, 2003.........................
                  Notes to Financial Statements.................................
Item 2.  Management's Discussion and Analysis...................................
Item 3.  Controls and Procedures................................................

PART II  OTHER INFORMATION......................................................

Item 6.  Exhibits and Reports on Form 8-K.......................................

            SIGNATURES..........................................................

            EXHIBITS............................................................


                         PART I - FINANCIAL INFORMATION


ITEM 1.           FINANCIAL STATEMENTS

The unaudited balance sheet of the Registrant as of March 31, 2004, the audited balance sheet at December 31, 2003, and the unaudited statements of operations, cash flows and shareholder's equity, for the three months ended March 31, 2004 and March 31, 2003, follow. The unaudited financial statements reflect all adjustments that are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented.


                             EDGAR FILING.NET, INC.
                                 BALANCE SHEETS


                                               March 31,    December 31,
                                                 2004           2003
                                             (unaudited)
                                             ----------      -----------
Assets

Current Assets:
   Cash                                   $      10,000   $      10,000
   Accounts receivable                               --              --
                                             ----------      ----------
          Total Current Assets                   10,000          10,000
                                             ----------      ----------
Total Assets                              $      10,000   $      10,000
                                             ==========      ==========

Liabilities and Stockholders' Equity

Current Liabilities:
   Due Brentwood Capital Corp.            $      67,826   $      56,655
   Income taxes payable                              --             418
                                             ----------      -----------
          Total Current Liabilities              67,826          57,073
                                             ----------      -----------

Stockholders' Equity (Deficiency):
Preferred stock, $0.001 par value,
5,000,000 shares authorized, no
shares issued or outstanding                         --              --

Common stock, $0.001 par value,
20,000,000 shares authorized,
9,011,125 issued and outstanding at March 31,
2004 and December 31, 2003, respectively          9,011           9,011
Additional paid-in capital                      170,009         170,009
Retained deficit                               (236,846)       (226,093)
                                             -----------      ---------
       Total Stockholders' Equity
    (Deficiency)                               ( 57,826)      ( 47,073)
                                             -----------      ---------

   Total Liabilities and
   Stockholders' Equity (Deficiency)     $       10,000      $  10,000
                                             ===========      ========

 See accompanying Notes to Financial Statements

                             EDGAR FILING.NET, INC.
                            STATEMENTS OF OPERATIONS
                                    Unaudited


                                              Three Months Ended
                                                   March 31,
                                             2004             2003
                                             ----             ----

Revenue                                    $     -         $    -
                                            -------         ------

Expenses:

Professional fees                            1,603          8,000
Administrative expenses                      9,150          6,215
                                           -------         -------
                                            10,753         14,215
                                           -------         -------

Loss before                                (10,753)       (14,215)
taxes

Income tax expense:
Current                                           -           100
                                            -------       -------
                                                  -           100
                                            -------       -------

Net loss                                   $(10,753)     $(14,315)
                                           =========      ========

Loss per share -
basic and diluted                            $(0.00)       $(0.00)
                                           =========      ========

Weighted average shares
 outstanding -
 basic and diluted                         9,011,125     9,011,125
                                           =========     =========

See accompanying Notes to Financial Statements.

                             EDGAR FILING.NET, INC.
                 STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)
            FOR THE PERIOD JANUARY 1, 2003 THROUGH MARCH 31, 2004


                                       Common Stock
                                       ------------            Additional
                                                                Paid-in
                                   Shares        Amount          Capital

Balance, January 1, 2003           9,011,125     $  9,011      $ 170,009

Shares issued for services                 -            -              -
Sale of common stock                       -            -              -
Proceeds of subscriptions                  -            -              -

Net loss                                  --           --             --
                                   ---------      -------        -------

Balance, December 31, 2003         9,011,125        9,011        170,009

   (2004 unaudited)


Net loss
                                 -----------     --------     ----------
                                           -            -              -

Balance, March 31, 2004            9,011,125    $   9,011       $170,009
                                  ==========     ========       ========

See accompanying Notes to Financial Statements


                                  Subscrip-       Retained
                                    tions         Earnings
                                  Receivable      (Deficit)        Total


Balance, January 1, 2003        $       (8,000)     $(181,573)    $( 10,553)

Shares issued for services                  --             --            --
Sale of common stock                        --             --            --
Proceeds of subscriptions                8,000             --         8,000

Net loss  - Year 2003                       --       (44,520)       (44,520)
                                    -----------     ----------     ---------

Balance, December 31, 2003           $      --      $(226,093)     $(47,073)

          (2004 unaudited)

Net loss - First quarter 2004                --       (10,753)      (10,753)
                                    -----------   -----------      ---------
Balance, March 31, 2004              $     --     $ (236,846)      $(57,826)
                                    ===========   ===========      =========

See accompanying Notes to Financial Statements

                             EDGAR FILING.NET, INC.
                            STATEMENTS OF CASH FLOWS

                                                   For the Three Months Ended
                                                          March 31,
                                               -------------      --------------
                                                   2004                 2003
                                               -------------      --------------
Cash flows from operating activities:
Net loss                                    $      (10,753)       $    (14,315)
Adjustments to reconcile net loss to
net cash used by operating activities:
 Increase (Decrease) in income taxes payable       (   417)                100
                                               ------------      --------------
Net cash provided (used) by
 operating activities                              (11,170)            (14,215)
                                               ------------      --------------
Cash flows from financing activities:
 Due to Brentwood Capital Corp.                     11,170              16,215
 Common stock issued for cash                           --               8,000
                                               -------------      -------------
Net cash provided by financing activities           11,170              24,215
                                               -------------      -------------

Net increase (decrease) in cash                          --             10,000
Cash - beginning                                     10,000                 --
                                               -------------      -------------
Cash - ending                               $        10,000    $        10,000
                                               =============      =============

Supplemental disclosures:
   Interest paid                            $            --    $            --
                                               =============      =============
                                               =============      =============
   Income taxes paid                        $            --    $            --
                                               =============     ==============

See accompanying Notes to Financial Statements

                             EDGAR FILING.NET, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                    Unaudited

Note 1 - Basis of Presentation

The interim financial statements included herein are presented in accordance with United States generally accepted accounting principles and have been prepared by us, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Registrant believes that the disclosures are adequate to make the information presented not misleading.

These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these interim financial statements be read in conjunction with the audited financial statements and notes thereto of the Registrant included in its Form 10-KSB for the fiscal year ended December 31, 2003. Results of operations for the interim periods are not indicative of annual results.

Since January 2002, and principally as a result of our termination of its failing edgarizing service business during April 2002, the Registrant has not had any revenue from operations. During this period, we have been primarily involved in redirecting its efforts in order that it may seek a business combination with a profitable, privately-owned company. Accordingly, and despite the fact that management does not consider the Registrant to be a development stage company, it is possible that the Registrant could be considered to be a blank check company. As defined in Section 7(b) (3) of the Securities Act of 1933, as amended, a "blank check" company is one that has no specific business plan or purpose or has indicated that its business plan is to engage in a merger or an acquisition with an unidentified company or companies and is issuing "penny stock" securities as defined in Rule 3(a) (51) of the Securities Exchange Act of 1934, as amended, in that connection. The SEC and many states have enacted statutes, rules and regulations limiting the sale of securities of blank check companies.

Going Concern

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The company has sustained losses since inception and has accumulated losses of $236,846 as of March 31, 2004. The
Company's ability to continue as a going concern is dependent upon the successful completion of additional financing arrangements and its ability to develop and sell its services. Management plans to raise equity capital to finance the operating and capital requirements of the Company. While the Company is expending its best efforts to achieve the above plans, there is no assurance that such activity will generate sufficient funds to accomplish its business purpose, or that the Company's business plans will be successful.

Note 2 -  Redirection of the Registrant's Activities

On April 19, 2002, Midwest Merger Management, LLC, a Kentucky limited liability company engaged in the business of identifying, acquiring and financing business operations for more than five years ("MMM") acquired 6,837,615 of the 7,686,125 issued and outstanding shares of our common stock from six of the Registrant's former shareholders. As MMM acquired 89% of our common stock, it may materially influence and exercise effective control over the Registrant's affairs, including but not limited to, the election of directors and the selection and/or approval of any business combination partner. Although MMM is actively seeking a new business operation for us, no assurances can be given that its plan of redirection can be executed in a timely and seamless manner, or that it will achieve meaningful success.

Note  3 -  Related Party Transactions

Pursuant to an Advisory and Occupancy Services Agreement dated December 30, 2002, and effective May 1, 2002, the Registrant has been provided with 300 square feet of office and related facilities rent free through September 2002, and at $2,000 per month thereafter. Pursuant to the same agreement, we have also been provided and will continue to be provided with advisory services at no charge through September 2003, and at the rate of $1,000 per month thereafter. The space and services are being provided by Brentwood Capital Corp., a privately held New York merchant bank of which MMM is a client ("Brentwood"). The agreement further provides for Brentwood to pay for our recurring administrative expenses and to bill them to us periodically on open account. On March 31, 2004, we owed Brentwood $67,826 for advisory and management services

Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS

The following discussion contains forward-looking statements regarding the Registrant, its business, prospects and results of operations that are subject to certain risks and uncertainties posed by many factors and events that could cause the Registrant's actual business, prospects and results of operations to differ materially from those that may be anticipated by such forward-looking statements. Factors that may affect such forward-looking statements include, without limitation, our ability to successfully develop new products for new markets; the impact of competition on the Registrant's revenues, changes in law or regulatory requirements that adversely affect or preclude customers from using our products for certain applications, delays in our introduction of new products or services, and failure by us to keep pace with emerging technologies.

When used in this discussion, words such as "believes," "anticipates," "expects," "intends," and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. We undertake no obligation to revise any forward-looking statements in order to reflect events or circumstances that may subsequently arise. Readers are urged to carefully review and consider the various disclosures made by us in this report and other reports filed with the Securities and Exchange Commission that attempt to advise interested parties of the risks and factors that may affect our business.

Three Month Periods Ended March 31, 2004 and 2003

Revenues. As a direct result of our failed edgarization services business, which was terminated in April 2002, we had no revenues during either the fist quarter ended March 31, 2004 ("1Q4") or the first quarter ended March 31, 2003 ("1Q3").

Expenses and Income Taxes. General and administrative expenses for 1Q4 were $10,753 compared to $14,215 for 1Q3. This level of expense is consistent with the Registrant's strategy, since April 2002, of exiting the failed edgarization business and redirecting its focus toward becoming a candidate to acquire or merge with a profitable privately-held business operation.

Net Loss. Our 1Q4 resulted in a net loss of $10,753 compared to net loss of $14,315 for 1Q3. The average number of common shares outstanding in each period yielded a loss per share of $0.00 for 1Q4 versus $0.00 for 1Q3.

Liquidity and Capital Resources

At March 31, 2004, our total assets were comprised of $10,000 cash. At the same date, it had current liabilities of $67,826, and a working capital deficiency of $57,826. MMM and Brentwood, the holders of 78.1% and 6.0%, respectively, of our common shares at March 31, 2004, have collectively provided all of our operating and administrative expenses and office facilities since MMM's purchase of control of Edgarfiling.net in April 2002. The continued economic viability of Edgarfiling.net is completely dependent upon MMM and Brentwood continuing to support the Registrant's stated business purpose of seeking a business combination candidate with which to merge. No assurances can be given that our plan to acquire or merge with another business operation will be successful, or that MMM and Brentwood will support that effort indefinitely.

ITEM 3.  Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

Edgarfiling.net maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Registrant files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed within 90 days of the filing date of this report, our Chief Executive and Chief Financial officers concluded that our disclosure controls and procedures were adequate.

(b) Changes in Internal Controls

We made no significant changes in its internal controls or in other factors that could significantly affect those controls subsequent to the date of the evaluation of such controls by the Chief Executive and Chief Financial officers.

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

Date:  May 20, 2004

Edgar Filing.net, Inc.


/s/Daniel Pixler
  ---------------

Daniel Pixler
Chief Executive Officer
Chief Financial Officer
and Director