Form 10QSB
period 2004-06-30
EDGAR FILINGNET INC
filed 2004-08-23
CIK 1091406

U.S. SECURITIES AND EXCHANGE
                                   COMMISSION
                             Washington, D. C. 20549

                                   Form 10-QSB

(Mark One)

...X.. Quarterly Report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2004.

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

Common Stock, $.001 par value, 15,750,000 shares at June 30, 2004.

Transitional Small Business Disclosure Format (Check one):  Yes    NO   X
                                                               ---    ----

                             EDGAR FILING.NET, INC.
                    FORM 10-QSB - QUARTER ENDED JUNE 30, 2004

                                      INDEX


PART I   FINANCIAL INFORMATION..................................................

Item 1.  Financial Statements...................................................
                  Balance Sheets at June 30, 2004 and December 31, 2003.........
                  Statements of Operations for the Six Months ended
                      June 30, 2004 and 2003....................................
                  Statements of Operations for the Six Months ended
                      June 30, 2004 and 2003....................................
                  Statements of Cash Flows for the Six Months Ended
                     June 30, 2004 and 2003.....................................
                  Notes to Financial Statements.................................
Item 2.  Management's Discussion and Analysis...................................
Item 3.  Controls and Procedures................................................

PART II  OTHER INFORMATION......................................................

Item 6.  Exhibits and Reports on Form 8-K.......................................

            SIGNATURES..........................................................

            EXHIBITS............................................................


                         PART I - FINANCIAL INFORMATION


ITEM 1.           FINANCIAL STATEMENTS

The unaudited balance sheet of the Registrant as of June 30, 2004, the audited balance sheet at December 31, 2003, and the unaudited statements of operations and cash flows for the six months ended June 30, 2004 and 2003 follow. The unaudited financial statements reflect all adjustments that are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented.


                             EDGAR FILING.NET, INC.
                                 BALANCE SHEETS


                                               June 30,      December 31,
                                                 2004           2003
                                             (unaudited)     (Audited)
                                             ----------     -----------
Assets

Current Assets:
   Cash                                   $      10,000   $      10,000
                                             ----------      ----------
          Total Current Assets                   10,000          10,000

   Prepaid Expense                               86,250              --
                                             ----------      ----------
Total Assets                              $      96,250   $      10,000
                                             ==========      ==========

Liabilities and Stockholders' Equity

Current Liabilities:
   Due Brentwood Capital Corp.            $      67,826   $      56,655
   Income taxes payable                              --             418
                                             ----------      -----------
          Total Current Liabilities              67,826          57,073
                                             ----------      -----------

Stockholders' Equity (Deficiency):
Preferred stock, $0.001 par value,
5,000,000 shares authorized, no
shares issued or outstanding                         --              --

Common stock, $0.001 par value,
20,000,000 shares authorized,
15,750,000 and 9,011,125 issued and
outstanding at June 30,2004 and
December 31, 2003, respectively                  15,750           9,011
Additional paid-in capital                      347,270         170,009
Subscription receivable                       (  44,500)             --
Retained deficit                              ( 290,096)       (226,093)
                                             -----------      ---------
       Total Stockholders' Equity
    (Deficiency)                                 28,424        ( 47,073)
                                             -----------      ---------
   Total Liabilities and
   Stockholders' Equity (Deficiency)     $       96,250      $   10,000
                                             ===========      =========

 See accompanying Notes to Financial Statements

                             EDGAR FILING.NET, INC.
                            STATEMENTS OF OPERATIONS
                                    Unaudited


                                Six Months Ended          Three Months Ended
                                    June 30,                    June 30,
                               2004           2003         2004         2003
                             -------         ------       -----         -----

Revenue                     $     -        $      -    $      -       $     -
                             -------         ------     -------        ------

Expenses:

Professional fees            18,853          11,802      17,250         3,802
Officer's compensation       36,000              --      36,000            --
Administrative expenses       9,150          12,228          --         6,013
                            -------         -------     -------        ------
                             64,003          24,030      53,250         9,815
                            -------         -------     -------        ------

Loss before                 (64,003)        (24,030)    (53,250)       (9,815)
taxes

Income tax expense:
Current                            -            250           -           150
                             -------        -------     -------        ------
                                   -            250           -           150
                             -------        -------     -------        ------

Net loss                   $(64,003)      $(24,280)    ( 53,250)      ( 9,965)
                            ========       =======      =======        ======

Loss per share -
basic and diluted          $ (0.00)      $  (0.00)     $  0.00         $ 0.00
                            =========      =======      =======        ======
Weighted average shares
 outstanding -
 basic and diluted         15,750,000     9,011,125   15,750,000     9,011,125
                           ==========     =========   ==========     =========

See accompanying Notes to Financial Statements.


                             EDGAR FILING.NET, INC.
                            STATEMENTS OF CASH FLOWS

                                                   For the Six Months Ended
                                                          June 30,
                                               -------------      ------------
                                                   2004                 2003
                                               -------------      ------------
Cash flows from operating activities:
Net loss                                    $     ( 64,003)       $   (24,280)
Adjustments to reconcile net loss to
net cash used by operating activities:
 Common stock issued for services                   53,250                 --
Changes in operating assets and liabilities:
 Taxes payable                                    (    417)           (   382)
                                               ------------      -------------
Net cash provided (used) by
 operating activities                             ( 11,170)           (24,662)
                                               ------------      -------------
Cash flows from financing activities:
 Due to Brentwood Capital Corp.                     11,170             26,662
 Common Stock issued for Cash                           --              8,000
                                                -----------       ------------
Net cash provided by financing activities           11,170             34,662
                                               ------------       ------------

Net increase (decrease) in cash                          --             10,000
Cash - beginning                                     10,000                 --
                                               ------------       ------------
Cash - ending                               $        10,000    $        10,000
                                               ============       ============


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

Accrual Method

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

Income Taxes

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

Year End

The Registrant has adopted December 31 as its fiscal year end.

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


Going Concern

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The company has sustained losses since inception and has accumulated losses of $290,096 as of June 30, 2004. The Company's ability to continue as a going concern is dependent upon the successful completion of additional financing arrangements and its ability to develop and sell its services. Management plans to raise equity capital to finance the operating and capital requirements of the Company. While the Company is expending its best efforts to achieve the above plans, there is no assurance that such activity will generate sufficient funds to accomplish its business purpose, or that the Company's business plans will be successful.

Note 3 -  Redirection of the Registrant's Activities

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

Note  4 -  Related Party Transactions

Pursuant to an Advisory and Occupancy Services Agreement dated December 30, 2002, and effective May 1, 2002, the Registrant was provided with 300 square feet of office and related facilities rent free through September 2002, and at $2,000 per month thereafter. Pursuant to the same agreement, we were provided with advisory services at no charge through September 2003, and at the rate of $1,000 per month. The space and services were provided by Brentwood Capital Corp., a privately held New York merchant bank of which MMM is a client ("Brentwood"). Under the agreement Brentwood paid our recurring administrative expenses and billed them to us. On June 30, 2004, we owed Brentwood $67,826 for advisory and management services

Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS

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

Six Month Period Ended June 30, 2004 and 2003

Revenues. As a direct result of our failed edgarization services business, which was terminated in April 2002, we had no revenues during either the first six months of 2004 ("2Q4") or the six months of 2003 ("2Q3").

Expenses and Income Taxes. Total expenses for 2Q4 were $64,003 compared to $24,030 for 2Q3 (an increase of $39,973 or 166%). Our professional fees increased from $11,802 to $18,853 by $7,051 (60%)from 2Q3 to 2Q4. General and administrative expenses decreased by $3,078 (25%) from $12,228 in 2Q3 to $9,150 in 2Q4. We issued 2,000,000 shares in payment of $36,000 of officers compensation in 2Q4.

This level of expense is consistent with the Registrant's strategy, since April 2002, of exiting the failed edgarization business and redirecting its focus toward becoming a candidate to acquire or merge with a profitable privately-held business operation.

Net Loss. Our 2Q4 resulted in a net loss of $64,003 compared to net loss of $24,280 for 2Q3. The additional loss of $39,973 was due to a rise in professional fees and officers' compensation.

The average number of common shares outstanding in each period yielded a loss per share of $0.00 for 2Q4 versus $0.00 for 2Q3.

Liquidity and Capital Resources

At June 30, 2004, our total assets were comprised of $10,000 cash and prepaid expenses of $86,250. The prepaid expense arose from consulting agreements with three individuals entered into in June of 2004. The Company issued 3,000,000 shares in exchange for these services to be utilized over a two year period. At the same date, it had current liabilities of $67,826, and a working capital deficiency of $57,826. MMM and Brentwood, the holders of 78.1% and 6.0%, respectively, of our common shares at June 30, 2004, have collectively provided all of our operating and administrative expenses and office facilities since MMM's purchase of control of Edgarfiling.net in April 2002. The continued economic viability of Edgarfiling.net is completely dependent upon MMM and Brentwood continuing to support the Registrant's stated business purpose of seeking a business combination candidate with which to merge. No assurances can be given that our plan to acquire or merge with another business operation will be successful, or that MMM and Brentwood will support that effort indefinitely.

Three Month Period Ended June 30, 2004 and 2003

We had no revenues during either the three months ended June 30, 2004 or 2003.

Expenses and Income Taxes. General and administrative expenses for the three months ended June 30, 2003 were $6,013. Because of termination of operation there were no general and administrative expenses for the same period in 2004.

Officers Compensation in the second quarter of 2004 was $36,000. We issued 2,000,000 shares of common stock for the payment of this compensation. There were no officers compensation for the same quarter in 2003.

Professional fees increased from $3,802 to $17,260, an increase of $13,458 from the second quarter ending June 30, 2004 as compared to 2003.

As a result of increase in professional fees and issuance of shares to officers for compensation the total operating expenses increased from $9,815 to $53,250 from the second quarter ending June 30, 2004 as compared to 2003.

Our net loss for the quarter ending June 30, 2004 was $53,250 as compared to $9,965 for the same period in 2003. The increase of $43,285 was due to additional professional fees and officers' compensation.


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

                           PART II - OTHER INFORMATION
ITEM 6.           EXHIBITS AND REPORTS ON FORM  8-K -
--------------------------------------------------------------------------------

(a) Exhibits: 31 - Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. 32 - Certification Pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002.

(b)               Reports on Form 8-K:

                   None


                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  August 23, 2004

Edgar Filing.net, Inc.


/s/Otto Bethlen
  ---------------

Otto Bethlen
Chief Executive Officer
Chief Financial Officer
and Director