Form 10QSB
period 2004-09-30
EDGAR FILINGNET INC
filed 2004-11-22
CIK 1091406

U.S. SECURITIES AND EXCHANGE

COMMISSION

Washington, D. C. 20549

Form 10-QSB

(Mark One)

..X.. Quarterly Report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2004.

...... Transition report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from__________ to ______.

Commission File No: 000-29449

EZ2 Companies, Inc.

(Name of small business in its charter)

Nevada	88-0428896
(State or other jurisdiction of incorporation)	(IRS Employer Id. No.)

200 SE First Street Suite 602 Miami, FL 33131

(Address of Principal Office including Zip Code)

Issuer's telephone Number: (305) 577-5990

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

Common Stock, $.001 par value, 94,500,000 shares at November 22, 2004.

Transitional Small Business Disclosure Format (Check one): Yes NO X

--- ----

EZ2 Companies, Inc.

(A Development Stage Company)

FORM 10-QSB - NINE MONTHS ENDED SEPTEMBER 30, 2004

INDEX

PART    I FINANCIAL INFORMATION

Item 1. Financial Statements Balance Sheets at September 30, 2004    and December 31, 2003.
Statements    of Operations for the Nine Months ended September 30, 2004 and 2003.
Statements    of Operations for the Nine Months ended September 30, 2004 and 2003.
Statements    of Cash Flows for the Nine Months Ended September 30, 2004 and 2003.
Notes to    Financial Statements

Item 2. Management's    Discussion and Analysis

Item 3. Controls    and Procedures

PART II OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

SIGNATURES
EXHIBITS

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The unaudited balance sheet of the Registrant as of September 30, 2004, the audited balance sheet at December 31, 2003, and the unaudited statements of operations and cash flows for the nine months ended September 30, 2004 and 2003 follow.
The unaudited financial statements reflect all adjustments that are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented.
 EZ2 Companies, Inc.
         (A Development Stage Company)
BALANCE SHEETS
(UNAUDITED)

ASSETS
                                              September,    December 31,
                                                 2004           2003
                                             ----------     -----------
Current Assets:
   Cash                                   $       --  $          --
                                               ----------      ----------
                                                     --             --
Other Assets:
   Goodwill                                     168,886              --
   Deposits                                       5,459              --
   Prepaid expenses                             105,000              --
                                               ----------     ----------
Total Assets                                    289,534              --

   Furniture, Fixtures & Equipment,net           10,189              --
                                              ----------      ----------

Total Assets                               $     284,790   $         --
                                              ==========      ==========

Liabilities and Stockholders' Equity
 Current Liabilities:
   Accounts payable                      $        31,462    $        --
                                              ----------      ----------
Total Current Liabilities                         31,462              --
                                              ----------      ----------
Other Liabilities:
   Bridge loan                                   487,895              --

Total Other Liabilities                     $    519,357             --

Stockholders' Equity (Deficiency):
Preferred stock, $0.001 par value,
 5,000,000 shares authorized, no
 shares issued or outstanding                        --              --
 Common stock, $0.001 par value,
 20,000,000 shares authorized,
 15,750,000 and 9,011,125 issued and
 outstanding at September 30, 2004 and
December 31, 2003, respectively                   5,000              --
Additional paid-in capital                      178,825              --
Subscription Receivable                       (44,500)
Retained deficit                              (369,148)             --
                                             -----------      ---------
Stockholders' Equity (Deficit)                (229,823)             --
                                             -----------      ---------
   Total Liabilities and
   Stockholders' Equity (Deficiency)      $     289,534     $        --
                                             ===========      =========

See accompanying Notes to Financial Statements
EZ2 Companies, Inc.
         (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                                    (Unaudited)
                                Nine Months Ended         Three Months Ended
                                   September 30,             September 30,
                               2004          2003         2004        2003
                             -------        ------      -------      -------

Revenue                   $      25 (1)   $     --     $     25      $    --
                             -------        ------      -------      -------

Expenses:

Professional fees            78,559             --       78,559           --
Officer's compensation       63,692             --       63,692           --
Salaries & related costs    105,392             --      105,392
Selling, general &
 Administrative expenses    121,530             --      121,530           --
                            -------        -------      -------       -------
                            369,173             --      369,173           --
                            -------        -------      -------       -------

Loss before taxes          (369,148)            --     (369,148)          --

Income tax expense:
Current                         250             --          250           --
                            -------        -------      -------       -------
                                250             --          250           --
                            -------        -------      -------       -------

Net loss                 $ (369,398)      $     --    $(369,398)          --
                           ========        =======      =======       =======

Loss per share -
basic and diluted        $  (0.02)         N/A      $  (0.02)         N/A
                           =========       =======     ========       =======
Weighted average shares
 outstanding -
 basic and diluted        15,750,000         N/A     15,750,000         N/A
                          ==========       =======   ==========       =======

(1) The figures for the period ended September 30, 2004 are the same for Inception through September 30, 2004.

See accompanying Notes to Financial Statements.
EZ2 Companies, Inc.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
(Unaudited)

                                                   For the Nine Months Ended
                                                          September 30,
                                               -------------      ------------
                                                   2004 (1)            2003
                                               -------------      ------------
Cash flows from operating activities:
Net loss                                    $    (369,148)     $          --
Adjustments to reconcile net loss to
net cash used by operating activities:
 Common stock issued for services
Depreciation                                           602
Changes in operating assets and liabilities:
Accounts Payable                                    31,462                 --
Prepaid expenses                                 (105,000)                --
                                               ------------       ------------
Net cash provided (used in) by
 operating activities                            (442,084)                --
                                               ------------       ------------

Cash flows from Investing activities:
Goodwill                                         (168,886)                --
Security deposits                                (5,459)               --
Property, plant & equipment                      (10,791)
                                               ------------      ------------
Net cash provided used in) by
 Investing activities                            (185,136)               --
                                               ------------      ------------

Cash flows from financing activities:
 Bridge loan                                       487,895
 Common Stock issued                               183,825                --
 Subscription Receivable                         (44,500)
                                               ------------      ------------
Net cash provided by financing activities          627,220                --
                                               ------------      ------------

Net increase (decrease) in cash                  --                --
Cash - beginning                                        --                 --
                                               ------------       ------------
Cash - ending                               $   --    $           --
                                               ============       ============

(1) The figures for the period ended September 30, 2004 are the same for Inception through September 30, 2004.
See accompanying Notes to Financial Statements

 EZ2 Companies, Inc.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

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
On May 28, 2004, EDGAR Filing.net, Inc.  and Midwest Merger Management,  LLC, a  Kentucky limited liability company  (the "Selling Shareholder"), consummated  the terms of a  Stock Purchase Agreement with EZ2 Companies.com,  Inc.,  a privately-owned,  Florida corporation (the "Purchaser"). Pursuant to the terms  of the Agreement, the Purchaser  acquired an aggregate  of 7,557,368 shares of the  10,750,000 issued and outstanding shares of  the Company's common stock, par value $.001  per share, from  the Selling Shareholder for the purchase price of $155,560 delivered  at the closing by wire transfer.
The Registrant's  address is 200 SE 1st Street, Suite 602 Miami FL 33131, and its telephone and facsimile  numbers are (305) 577-5990  and (305) 577-5994, respectively.  The  Registrant's  registered agent in the State of Nevada is The Corporation  Trust  Registrant.  The   Registrant's  common stock is eligible for trading over the counter, on the NASDAQ bulletin board quotation system, under the symbol EZTO.

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

Fair Value of Financial  Instruments

Fair value estimates  discussed herein are based upon certain market assumptions and pertinent  information  available to management. The respective  carrying  value of certain  on-balance-sheet  financial  instruments approximated  their fair values.  These financial  instruments  include cash and accounts  payable.  Fair values were assumed to approximate  carrying values for cash and  payables  because  they are short  term in nature  and their  carrying amounts approximate fair values or they are payable on demand.

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
These  statements  reflect  all  adjustments,  consisting  of  normal  recurring adjustments,  which,  in the  opinion  of  management,  are  necessary  for fair presentation of the information  contained  therein.  It is usually suggested that these  interim  financial  statements be read in conjunction with the audited financial statements  and notes thereto of the  Registrant  included in its Form 10-KSB for the fiscal year ended   December 31, 2003.  Results of operations for the interim periods are not indicative of annual  results.

Going Concern

These  financial  statements  have been  prepared in accordance  with  generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.  The company has sustained losses since inception and has  accumulated  losses of  $369,398  as of September 30,  2004.  The Company's ability  to  continue  as a going  concern  is  dependent  upon  the  successful completion of additional  financing  arrangements and its ability to develop and sell its  services.  Management  plans to raise  equity  capital to finance  the operating  and  capital  requirements  of the  Company.  While  the  Company  is expending  its best  efforts to achieve the above  plans,  there is no assurance that such  activity will generate  sufficient  funds to accomplish  its business purpose, or that the Company's business plans will be successful.

 The Company has experienced losses since merging its business operations with EZ2 Companies, and has no shareholder's equity or liquidity to continue to fund such losses. The Company currently has a $500,000 bridge loan agreement with Robert Weidenbaum that is convertible into equity upon the Company's demand, which is not sufficient to provide the Company with operating capital requirements through year end. The Company is seeking additional capital to fund its ongoing operations, without which it is unlikely the Company could remain a “going concern” as defined under Generally Accepted Accounting Principles (GAAP).

 Note 3 -  Redirection of the Registrant's Activities

On May 28, 2004, the Registrant and it's then majority shareholder   Midwest Merger Management, LLC, a Kentucky   limited   liability   company, consummated the  terms of  a  Stock  Purchase  Agreement with  EZ2  Companies.com, Inc., a   privately-owned, Florida corporation  (the  "Purchaser").  Pursuant  to the terms of the  Agreement,  the Purchaser  acquired an aggregate of 7,557,368 shares of the 10,750,000 issued and outstanding  shares of the  Company's  common  stock from the Selling Shareholder for the purchase price of $155,560 delivered  at the closing by wire transfer. Although EZ2 Companies has developed technology for internet  portals, its plan of redirection has not yet been implemented.
On August 31, 2004, the Company announced that it had adopted the business plan of of its majority shareholder, EZ2 Companies.com, Inc. ("EZ2").  EZ2 assigned its interest in its website domains and intellectual property to the Registrant without consideration. EZ2 is a development stage e-commerce service, the management of which develops and operates e-commerce applications allow customers to search, contact and transact online. EZ2's current portals consist of www.ez2rent.com, ez2mortgage.comTM, www.ez2vacation.com, www.ez2date.com, and www.ez2ask.com.
On September 13, 2004, the Board of Directors, approved an amendment to the Company's Articles of Incorporation at the direction of  a majority of the Company's shareholders, which will affect a (i) six for one stock split of the Company's common stock (ii) change the  name of the Company to EZ2 Companies, Inc. (iii) increase the number of authorized shares of capital stock to 105,000,000 Shares of  which 100,000,000 shall be common stock and 5,000,000 shares shall be blank check preferred stock; and (iv) make other changes  needed by Nevada. On November 17, 2004, the Registrant increased its authorized common stock to 500,000,000 shares.

Note  4 -  Bridge Loan
The operating requirements of the Company have been met by drawing down on a revolving credit  facility of $500,000 from Robert Weidenbaum, a shareholder of the EZ2 Companies. The note is a  demand note that bears no interest, convertible into the Company's  Common Stock at a price of  $.10 per share. There is approximately $487,896 due under the note as of September 30, 2004 of  which $155,560 was paid to the shareholders of Edgar filing.net for the purchase of 7,557,368  shares of the common stock of Edgar Filing.net.

Note  5 -  Related Party Transactions
Pursuant to an Advisory and Occupancy Services  Agreement  dated  December 30, 2002,  and effective May 1, 2002,  the  Registrant  was provided with 300 square feet of office and related  facilities rent free through  September 2002, and at $2,000 per month  thereafter.  Pursuant to the same agreement,  we were provided with advisory  services at no charge through  September 2003, and at the rate of $1,000 per month.  The space and services  were  provided by  Brentwood  Capital Corp.,  a  privately  held  New  York  merchant  bank of  which  MMM is a client ("Brentwood").  Under the agreement Brentwood paid our recurring administrative expenses and billed them to us. At the closing of the acquisition of the stock   interest held by Brentwood by EZ2 Companies, Brentwood received $10,000 and forgave the additional $57,626 due under the demand note. The Company uses services   offered by CLX and Associates, which is owned by Robert Weidenbaum, a shareholder of the Company, under which CLX provides public relations and investor relations services. The Company did not receive additional services in this period ending, but did  expense $11,250 against a two year consulting contract to which Mr. Weidenbaum is a party.

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

Nine and Three Month Period Ended September 30, 2004 and 2003
Revenues. The Company is a development stage technology Company that did not have significant revenues during the nine month period ended September 30, 2004.  The company   (EZ2 Companies) had no operations in the same period of 2003. EZ2 companies purchased controlling  interest in Edgar Filing .net, therefore acquiring their assets and liabilities and 7,557,368  shares of common stock on May 28, 2004 for the sum of $155,560.
Expenses and Income  Taxes.  Total  expenses  for the nine month period ended   September 30, 2004 were  $369,148 as compared to $0 for the same period in 2003.    For the nine month period ended September 30, 2004 the expenses were as follows:  professional   fees were $78,559, Officer's compensation was $63,692, Salaries and related wages were $105,392  and Selling, general & administrative  expenses $121,530 as compared to $0 for the same items  during the nine month period ended  September 30, 2003.
These expenses are primarily driven by expansion in staff and support as the Company launches  its technologies and internet portal sites, including advertising, marketing and selling expenses  related thereto.
Net Loss.  Our nine month period ending September 30, 2004  resulted  in a net loss of $369,398  compared  to net loss of $0  for  the nine months ended September 30, 2003.  The  loss  was  due  to a  rise  in technology development costs, professional fees and officers' compensation as we moved into full scale development of our internet technology.
The average  number of common shares  outstanding  in each period yielded a loss per share of $0.02 for the nine months ended September 30, 2004 versus $0.00 for nine months ended September 30, 2003.
Liquidity and Capital Resources
At September 30, 2004,  our total  assets were  comprised of Goodwill of $168,886,  security deposits of $5,459, Prepaid expenses of $ 105,000, Furniture, Fixtures and  Equipment of $10,189.  The prepaid expense arose from consulting  agreements with three  individuals  entered into in June of 2004.  The Company  issued  3,000,000 shares in exchange for these services to be utilized  over a two year period.  At the same date,  the Company had working  capital  of  $31,462.   Since the acquisition of the Company by EZ 2 Companies, and the subsequent change of business  plan, the Company has relied upon a demand credit facility from Robert Weidenbaum, a shareholder  of the Company. No assurances can be given that our revised business plan will succeed or that  Mr. Weidenbaum will support the cash requirements of the Company indefinitely.

ITEM 3.  Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures
EZ2 Companies  maintains  controls  and  procedures  designed  to ensure  that information required to be disclosed in the reports that the Registrant files or submits  under the Securities  Exchange Act of 1934,  as amended,  is recorded, processed,  summarized  and reported  within the time periods  specified in the rules and forms of the  Securities  and  Exchange  Commission.  Based upon their evaluation of those  controls and  procedures  performed  within 90 days of the filing date of this report,  our Chief  Executive and Chief  Financial  officers concluded that our disclosure controls and procedures were adequate.
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
Date:  November 22, 2004
EZ2 Companies, Inc.
/s/Otto Bethlen
---------------
Otto Bethlen
Chief Executive Officer
Chief Financial Officer
and Director