Form 10KSB
period 2004-12-31
EDGAR FILINGNET INC
filed 2005-05-02
CIK 1091406

U.S. SECURITIES AND EXCHANGE
COMMISSION

Washington, D. C. 20549

Form 10-KSB

(Mark One)

..X.. Annual Report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the year ended December 31, 2004.

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

Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months

(or for such shorter period that the Company was required to file such reports), and

(2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Common Stock, $.001 par value, 122,716,667 shares at April 25, 2005.

Indicate by check mark whether the Company is an accelerated filer (as
defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|

Issuer's revenues for its most recent fiscal year were $1,510.

The aggregate market value of voting stock held by non-affiliates of the
Company at March 01, 2005 was $4,188,667 computed by reference to the last traded sale price as reported on the Over The Counter market on such date.

Transitional Small Business Disclosure Format (Check one): Yes NO X

EZ2 Companies, Inc.

ANNUAL REPORT ON FORM 10-KSB

FOR THE YEAR ENDED

DECEMBER 31, 2004

TABLE OF CONTENTS

PART I

Item 1. Business

Item 2. Properties

Item 3. Legal Proceedings

Item 4. Submission of Matters to a Vote of Security Holders

PART II

Item 5. Market for Company's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 7. Financial Statements

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Item 8A. Controls and Procedures

PART III

Item 9. Directors and Executive Officers of the Company

Item 10. Executive Compensation

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Item 12. Certain Relationships and Related Transactions

PART IV

Item 13. Exhibits List and Reports on Form 8-K

Item 14. Principal Accountant Fees and Services

SIGNATURES

Item 1. Business

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

On May 25, 2004, EDGAR Filing.net, Inc. and Midwest Merger Management, LLC, a Kentucky limited liability company (the "Selling Shareholder"), consummated the terms of a Stock Purchase Agreement with EZ2 Companies.com, Inc., a privately owned, Florida corporation (the "Purchaser"). Pursuant to the terms of the Agreement, the Purchaser acquired an aggregate of 45,344,208 shares of the then 64,500,000 issued and outstanding shares of the Company's common stock, par value $.001 per share, from the Selling Shareholder for the purchase price of $155,560 delivered at the closing by wire transfer.
The Company's address is 200 SE 1st Street, Suite 602 Miami FL 33131, and its telephone and facsimile numbers are (305) 577-5990 and (305) 577-5994, respectively. The Company's registered agent in the State of Nevada is The Corporation Trust. The Company's common stock is eligible for trading over the counter, on the NASDAQ bulletin board quotation system, under the symbol EZTO.

On September 13, 2004, the Board of Directors and approximately 80% of the stockholders of the Company approved the following: An amendment to the Company's articles of incorporation to change the name of the Company to EZ2 Companies, Inc., a stock split that resulted in the issuance of five new shares for each share held on the date of record, an increase in the number of authorized shares of the common stock of the Company, and the creation of a Preferred stock class with 5,000,000 authorized shares.

EZ2 Companies.com, Inc. ("EZ2"). EZ2 is an Internet technology and development corporation(currently a Development Stage corporation), which has provided and operated several Internet portals since early 2004. EZ2 had created what it believes to be an emerging Internet brand by creating and marketing a number of internet businesses, sharing traffic, user information and a core idea of creating efficiencies using the internet. EZ2 develops and operates e-commerce applications allowing customers to search, contact and transact online. EZ2 is based in Miami, Florida and employs programmers, sales agents and administrative personnel. EZ2's current portals consist of the following:

www.ez2ask.com is a functional search engine, allowing users to search the Internet by searching other search engine results and ranking those results. In addition the site allows site snapshots be displayed among the search results. The Company hopes to generate revenues by selling advertisement fees.

www.ez2auction is the first auction that offers streaming video for product presentation, allowing sellers to import a video file and create a low bandwidth flash file that allows real-time video streaming. The site has completed back end database development that allows users to list, reconcile and edit transactions, including password and secure access to critical information, and ability to dynamically change listing categories and user information as needed. The site will attempt to earn revenues by providing sellers ability to create stores and sell individual items.

www.ez2rent.com is a fully integrated e-commerce portal that offers the online selection of items and services available for renting and leasing. ez2rent.com provides aggressive advertising exposure by concentrating on exposure items such as national billboards, direct mail, banner advertisements with major Internet sites and search engines, and traditional mass media. Users can select to advertise either by purchasing a listing for a fixed monthly amount or by opening an account and only pay when visitors click on their advertisement.

www.ez2stream.com is a technology that enables video files to be streamed with low bandwidth requirements at highest resolution. The Company entered into strategic technology partnership with Flashstreamvideo.com in December, 2004, and has a definitive letter in which it agrees to purchase the technology assets of Flashstreamvideo.com on January 26, 2005.

ez2mortgage.com will attempt to provide the convenience of submitting a three-minute electronic loan application via the Internet with a network of lenders; access to custom tailored loans using a service that is free and easy to use. EZ2 will attempt to meet individual loan needs by having financial institutions bid for loan applications, 24 hours a day, 7 days a week.

www.ez2vacation.com will provide an advanced online travel resource with reservations for flights, holidays, hotels, car rental and specialist travel products. Reservations will be provided by a team of travel experts and cover an extensive range of destinations and a selection of two million discounted fares from over 120 airlines, accommodations with over 20,000 hotels across the globe and arrange car rental hire with premium car companies. EZ2's revenues will be generated from commissions from the service providers.

www.ez2date.com is an online dating portal, which will offer an online dating and meeting place for singles and/or couples looking to connect with new friends. The Company expects EZ2date.com to be fully operational by the summer of 2005. The Company expects to generate revenues by selling user membership fees.

www.ez2movies.com (moviezip.com). The Company purchased certain assets of moviezip.com, a company that provides customers with postage based rental of DVD and games. The Company plans to market other services to these customers on a permission basis and to grow this segment through direct marketing on the Internet.

GROWTH STRATEGY

The Company's current growth strategy is completion of current web site and data gathering. The principal components of the Company's growth strategy are as follows:

Developing Brand Recognition- The Company must succeed in creating a branded identity with EZ2 to allow the numerous web businesses to build on traffic, users and success of one another. The Company believes it would be a leader if it was successful in creating such an identity, one in which consumers would have hundreds of offerings keying on the EZ2 brand.

Create Working Revenue Model- The Company must convert site browsers into customers of current product and service offerings. The Company is targeting operational companies that have established a non internet based business in one of the Company's core areas in which an internet offering has been created, with the intention of partnering with such businesses to create a "running start" model to enable rapid, sustainable growth in such offerings.

Acquisition- The Company is currently targeting small internet companies that have entered business areas that are similar to EZ's offerings or complementary in the way of common or similar customer bases or method of transacting business with customers.

ACQUISITION STRATEGY

The Company believes there are many attractive acquisition candidates in this industry because of the highly fragmented composition of the marketplace, the industry participants' need for capital and their owners' desire for liquidity. We strongly believe that the market for web-based businesses, especially those that support businesses that are operating currently without an internet component, will strengthen as the world continues to find value in online offerings. The Company is constantly seeking acquisition candidates that have loyal members who might be receptive to other offerings, as well as those that have established a real world presence and would be able to scale their businesses using its intelligence and technology.

The Company believes, that if it can raise sufficient capital through debt and equity offerings, it can successfully implement the acquisition strategy due to: (i) many smaller internet businesses facing competition from national Internet firms; (ii) permission based marketing within our and other company databases offering significant opportunities to increase sales across offerings; (iii) delivery of lower insurance, human resource and central operational costs; (iv) the liquidity provided at the time of sale combined with the upside from the stock of the public company; (v) continued involvement of the management of the acquired companies; and (vi) the ability of management to integrate acquisitions while maintaining internal growth and customer satisfaction.

OPERATIONS AND SERVICES

EZ2 Companies, Inc. is an Internet technology company, that hopes to provide database driven internet offerings to customers. The Company was founded to establish a cross platform, branded Internet business identity, to allow numerous Internet business offerings to operate under one brand.

CORPORATE INFORMATION

EZ2 Companies, Inc. was incorporated in Nevada as Edgarfiling.net, Inc. on May 28, 1999. On November 1, 2004, the Company amended its articles of incorporation to change its name to EZ2 Companies, Inc. The Company's principal executive offices are located at 200 SE 1st Street Miami FL 33145. The telephone number is (305) 577-5990 and the internet website address is www.ez2companies.com. The information on the website is not incorporated in this report as a result of this reference. The Company makes available on the website all materials filed with the Securities and Exchange Commission, including the Annual Report on Form 10-KSB, Quarterly Reports on Form 10-QSB, Current Reports on Form 8-K and amendments to these reports as soon as such materials have been filed with the Securities and Exchange Commission.

INFORMATION SYSTEMS

EZ2 Companies, Inc. uses open source technology that allows many of the solutions to be compartmentalized and code libraries to be amassed, creating the ability to develop new solutions based on existing, scalable programming architecture. This provides the Company the knowledge base that allows building of technology solutions that link up with partner intelligence and to rapidly deploy secure Internet business models that work.

CUSTOMERS, SALES AND MARKETING

EZ2 Companies, Inc is a development stage company. It believes that its customers will be individuals and businesses that seek efficiency in one of the Company's core offerings; ez2ask.com, a search engine that aggregates the results of the top search engines and sifts and presents them with results that are more relevant; specific to customer requirements and localized to remove non-relevant information.

COMPETITION AND BUSINESS CONDITIONS

The markets for the Company's service and product offering are highly competitive, both directly and where such technology is designed and implemented on behalf of third parties. The Internet has many well funded, branded companies that compete directly against the Company for users, members and customers.

REGULATION

The Company secures annual contracts to utilize domain names from Internic, the organization that governs the Internet. The Company's offerings are subject to Federal and State regulations regarding consumer privacy, disclosure and sales methods and the Company adheres to strict policy regarding dissemination of personal or customer information and marketing new offerings to customers on a permission basis.

SEASONALITY

The Company is a development stage company and has not seen revenue patterns to determine if seasonal sales patterns will develop as the Company's product and service offerings find a customer base.

PERSONNEL

At December 31, 2004, the Company had 4 employees. At this time, none of the Company's employees are covered by a collective bargaining agreement. The Company recognizes the employees as one of its most valuable asset and provides above industry average compensation and benefits. The recruitment, training and retention of qualified employees are essential to support continued growth and to meet the service requirements of customers. At April 10, 2005, the Company also had 4 employees.

FORWARD-LOOKING STATEMENTS

This Report contains certain forward-looking statements, within the meaning of the Federal securities laws. These include statements about expected revenues, earnings, expenses or other financial performance, future product performance or development, expected regulatory filings and approvals, planned business transactions, views of future industry or market conditions, other factors that could affect future operations or financial position, and statements that include the words believes, expects, anticipates, intends, plans, estimates, may, will, should, could, or similar expressions. Forward-looking statements are not guarantees of future performance or results. Known and unknown factors could cause actual performance or results to be materially different from those expressed or implied in these statements. Some of these factors are: ability to market products; impact of competitors, competing products and technology changes; ability to develop, commercialize and market new products; market acceptance of its testing products, ability to fund research and development and other projects and operations; ability to obtain and timing of obtaining necessary regulatory approvals; ability to develop product distribution channels; uncertainty relating to patent protection and potential patent infringement claims; ability to enter into international manufacturing agreements; obstacles to international marketing and manufacturing of products; loss or impairment of sources of capital; exposure to product liability and other types of litigation; changes in international, federal or state laws and regulations; changes in relationships with strategic partners and reliance on strategic partners for the performance of critical activities under collaborative arrangements; changes in accounting practices or interpretation of accounting requirements; equipment failures and ability to obtain needed raw materials and components; and general business and economic conditions. These and other factors that could cause the forward-looking statements to be materially different are described in greater detail in the Section entitled, Risk Factors, and elsewhere in this Report. Although forward-looking statements help to provide complete information about future prospects, they may not be reliable. The forward-looking statements are made as of the date of this Report and the Company undertakes no duty to update these statements.

RISK MANAGEMENT

The Company maintains workers' compensation insurance. The Company could incur claims in excess of the policy limits or incur claims not covered by the insurance policy.

RISKS PARTICULAR TO THE COMPANY'S BUSINESS

It Is Difficult to Evaluate the Company's Business and Prospects Because It Does Not Have Any Operating History

Otto Bethlen, the Company's CEO developed web technology beginning in 2002, which was contributed to EZ2 Companies, Inc. In spite of having operations starting in early 2004, EZ2 Companies, Inc. has yet to generate any substantial revenue from operations and is still in the development stage.  The Company's short existence, coupled with its inability to transition out of the development stage and lack of working capital, make it difficult to evaluate the Company's prospects, or to accurately predict its future revenue or results of operations. The Company's revenue and income potential continue to be unproven, and its business model is evolving. Because of the rapidly changing nature of Internet commerce and computer software, the Company may need to modify its business model to adapt to these changes.  Accordingly, the Company is subject to all of the risks, uncertainties, expenses and difficulties frequently encountered by companies seeking to establish themselves in competitive environments.

The Company May Never Earn a Profit

As a development stage company, the Company may continue to be unprofitable.  At the period ending December 31, 2004, the Company had total assets of approximately $478,000, shareholders' equity of approximately $14,000 and had generated net losses of approximately $719,000 for the fiscal year ended December 31, 2004. The Company continues to experience losses and is economically and financially dependent upon the implementation of its business plan and the commencement of revenues from operations.

The Company expects its losses and negative cash flow to continue for the foreseeable future.  The Company anticipates that its losses will increase significantly from current levels because it plans to significantly increase its expenditures for sales and marketing of its internet portals and related services.  With increased expenses, the Company will need to generate significant revenue to achieve profitability. Consequently, it is possible that the Company may never achieve profitability, and even if it does, it may not maintain profitable operations. The inability to operate profitably may result in the Company being required to file for protection under the federal bankruptcy laws.

The Company's Business Model is Incomplete

Because of the Company's lack of revenues from operations, it has insufficient financial data on which to forecast the volume and timing of orders, revenues, anticipated revenue trends or even its operating expenses.  This failure is compounded by the fact that a high percentage of the Company's current expenses are fixed in the short term.

The Company is Dependent Upon Its Executive Officers and Directors

The Company's success is dependent on the efforts and abilities of its officers and directors. The Company currently does not have employment agreements with its executive officers.  Therefore, there can be no assurances that the Company will be able to retain its current officers and directors.  The loss of the services of any of these individuals could materially and adversely affect the development of the Company's business plan.

The Company's ability to attract and retain qualified technical, marketing and management personnel is critical to its operations.  While management believes it will be able to attract and retain sufficient professional employees to meet its needs, there can be no assurance that management is correct.  If Company is unable to employ the qualified employees needed, the Company may fail and may be required to file for protection under the federal bankruptcy laws.

The Company's Business is Subject to Credit Card Fraud

A failure to adequately control fraudulent credit card transactions would harm the Company's sales and future results of operations because it do not carry insurance against this risk. Under current credit card practices, the Company is liable for fraudulent credit card transactions because it does not obtain a cardholder's signature. Although the Company currently has not yet experienced losses from credit card fraud, it faces the risk of significant losses from this fraud as its sales develop and increase. If the Company fails to adequately control fraudulent credit card transactions, any collections it is able to generate would be offset by the amount of such fraud. Rampant credit card fraud could jeopardize the Company's ability to remain in business.

There May Be No Market for the Company's Business Plan

The Company's financial performance will be entirely dependent upon market acceptance of its e-commerce service, particularly its Internet websites and portals which will require substantial marketing efforts and the expenditure of significant funds. There can be no assurance that the Company's marketing program, when finally developed and employed, will ever be successful.

In order to initiate sales, the Company intends to aggressively market its websites and services.  The Company also intends to create online communities that are conducive to electronic commerce, build or license a sufficiently robust and scalable electronic commerce platform and develop an order fulfillment capability. If we are not successful in meeting these challenges, our growth will be limited and our business will be severely and adversely affected.

The Company's Business is Subject to Security Breaches

A significant barrier to online commerce and communications is the secure transmission of confidential information over public networks, and any failure to prevent security breaches could harm our business. We will rely on encryption and authentication technology licensed from third parties to provide the security and authentication technology to effect secure transmission of confidential information, including customer credit card numbers. Advances in computer capabilities, new discoveries in the field of cryptography, or other developments may result in a compromise or breach of the technology used by us to protect customer transaction data. Any compromise of our security could harm our reputation and expose us to a risk of loss or litigation and possible liability and, therefore, harm our business. In addition, a party who is able to circumvent our security measures could misappropriate proprietary information or cause interruptions in our operations. We may need to expend significant resources to protect against security breaches or to address problems caused by breaches. Security breaches could damage our reputation.

The Company Has Never Paid Dividends on Common Stock

The Company has never paid dividends on its Common Stock since its inception and does not intend to pay any dividends for the foreseeable future.  No assurance can be given that the Company will pay dividends at any time.  The Company presently intends to retain future earnings, if any, for financing its growth and expansion.

The Company's Limited Intellectual Property Protection May Subject it to the Risk of Litigation

The Company regards its products as proprietary.  However, and in the Company's highly competitive industry segment, technology developers such as the Company may increasingly become subject to infringement claims. There can be no assurance that the application of existing law will provide sufficient protection from misappropriation or infringement of the Company's intellectual property rights. It is also possible that third parties will obtain and use the Company's content or technology without authorization.  Any claims or litigation, with or without merit, could be costly and could result in a diversion of management's attention, which settlement of such claims or adverse determinations in such litigation could have a material adverse effect on the Company's operating results and financial condition.

The Company is Dependent Upon Proprietary Technology

The Company's business is dependent upon its software technology.  The Company is aware of various patents that have been issued to others that pertain to a portion of the Company's proposed business. Accordingly, there can be no assurance that existing or pending patents do not contain preclusive or conflicting claims with respect to the technology or future products of the Company.  In addition, the Company's commercialization of the technology may require licensing and/or cross-licensing of one or more patents with other companies in the industry. There can be no assurance that the licenses that might be required for the Company's processes or products would be available on commercially acceptable terms, if at all.

Competitors may have applications for additional patents pending and may obtain additional patents and proprietary rights related to products or processes competitive with or similar to those of the Company.  Patent applications are maintained in secrecy for a period after filing and, in the United States, patent applications are ordinarily confidential until the patent is issued and can be maintained confidential until issued under certain circumstances. Publication of discoveries in the scientific or patent literature tends to lag behind actual discoveries and the filing of related patent applications. The Company may not be aware of all of the patents potentially adverse to the Company's interests that may have been issued to other companies, research or academic institutions, or others. No assurance can be given that such patents do not exist, have not been filed, or could not be filed or issued, which contain claims relating to the Company's technology, products or processes.

The Company is Subject to the Uncertainty of Intellectual Property Rights

If the Company were to breach an existing license or fail to obtain a license for technology required to commercialize its product candidates may have a material adverse effect on the Company's business, financial condition and results of operations. Litigation, which could result in substantial costs to the Company, may also be necessary to enforce any patents issued to the Company or to determine the scope and validity of third party proprietary rights. If competitors of the Company prepare and file patent applications in the United States that claim technology also claimed by the Company, the Company may have to participate in interference proceedings declared by the United States Patent and Trademark Office to determine priority of invention, which could result in substantial cost to the Company, even if the eventual outcome is favorable to the Company. An adverse outcome could subject the Company to significant liabilities to third parties and require the Company to cease using such technology.

There can be no assurance that current and potential competitors and other third parties have not filed or in the future will not file applications for, or have not received or in the future will not receive, patents or obtain additional proprietary rights relating to products or processes used or proposed to be used by the Company. Many non-United States jurisdictions allow oppositions by third parties to granted patents and/or issued patents. The Company may have to participate in opposition proceedings in non-United States jurisdictions to prevent a third party from obtaining a patent that may be adverse to the Company's interests. Also, the Company may have to defend against a third party's opposition to a patent granted and/or issued to the Company. There can be no assurance that the Company will be successful in an opposition proceeding, and participation in such a proceeding could result in substantial cost to the Company whether or not the eventual outcome is favorable to the Company. Moreover, there is certain subject matter which is patentable in the United States and not generally patentable outside of the United States and this may limit the protection the Company can obtain on some of its inventions outside of the United States. For example, the scope of protection for software-based inventions varies from country to country.  These and/or other issues may prevent the Company from obtaining meaningful patent protection outside of the United States, which could have a material adverse effect on the Company's business, financial condition and results of operations.

Conducting an Internet Based Business May Subject the Company to Litigation Risks

The Company may be sued for information disseminated on the Internet, including claims for defamation, negligence, copyright or trademark infringement, personal injury or other legal theories relating to the information the Company publishes through its services. These types of claims have been brought, sometimes successfully, against online services as well as other print publications in the past.  The Company could also be subjected to claims based upon the content that is accessible from its system through links to other web sites or through content and materials that may be posted by users in chat rooms.  While no such policy presently exists, the Company intends to obtain Errors and Omission insurance for its programming, and general liability insurance for its other activities, but it is impossible to determine definitively if the Company will have adequate protection against these types of claims.  The Company intends to investigate, but as of the date of this Information Statement has not implemented, the availability of specialty “cyber” insurance, which is a newly created type of policy which may offer risk protection for certain aspects of the Company's activities.

To the extent that the Company engages in or facilitates e-commerce activities, the Company may also incur potential liability for services sold over the Internet.  Consumers may sue the Company, for instance, if any of the information it provides is inaccurate and as a result, causes financial harm to a user.  Such claims could require the Company to spend significant time and money in litigation or to pay significant damages.  As a result, any such claims, whether or not successful, could seriously damage the Company's reputation and its business.Conducting an Internet Based Business May Subject The Company to Security Risks

Internet security concerns could hinder the Company's development of revenue from e-commerce activities.  The need to securely transmit confidential information over the Internet has been a significant barrier to electronic commerce and communications over the Internet.  Any well-publicized compromise of security could deter people from using the Internet or using it to conduct transactions that involve transmitting confidential information.  The Company may incur significant costs to protect against the threat of security breaches or to alleviate problems caused by such breaches.

In addition, third parties may misappropriate personal information about the Company's potential users.  If third parties were able to penetrate the Company's network security or otherwise misappropriate the Company's users' personal information or credit card information, the Company could be subject to liability.  The Company's liability could include claims for unauthorized purchases with credit card information, impersonation or other similar fraud claims.  Liability could also include claims for other misuses of personal information, such as for unauthorized marketing purposes.  These claims could result in litigation.  In addition, the Federal Trade Commission and state agencies have been investigating certain Internet companies regarding their use of personal information.  The Company would incur additional expenses if new regulations regarding the use of personal information are introduced or if Company's privacy practices are investigated.

Company's Business is Both Highly Competitive and Subject to Rapid Technological Change

The Company competes against a number of companies, many of which have longer operating histories, established markets and far greater financial, advertising, research and development, manufacturing, marketing, personnel and other resources than the Company currently has or may reasonably be expected to have in the foreseeable future.  This competition may have an adverse effect on the ability of the Company to expand its operations or to operate profitably.  The software industry in general, and the encrypted software segment in particular, is highly competitive and characterized by rapid technological change.  The Company's future performance will depend in large part upon its ability to become and remain competitive and to develop, manufacture and market acceptable products in these markets.  Competitive pressures may necessitate price reductions, which can adversely affect any revenues and profits.  If the Company is not competitive in its ongoing research and development efforts, its products and services may become obsolete, or be priced above competitive levels.  Although management believes that, based upon their performance and price, the Company's services are attractive to customers, there can be no assurance that competitors will not introduce comparable or technologically superior products, which are priced more favorably than the Company's products and services.

The Authorization and Issuance of Blank-Check Preferred stock May Prevent or Discourage a Change in the Company's Management

The Company's amended articles of incorporation will authorize the board of directors to issue preferred stock without stockholder approval having terms, conditions, rights, preferences and designations as the board may determine.  The rights of the holders of our Common Stock will be subject to, and may be adversely affected by, the rights of the holders of any preferred stock providing desirable flexibility in connection with possible acquisitions and other corporate purposes, could have the effect of discouraging a person from acquiring a majority of the Company's outstanding common stock.

The Difficulty in Acquiring the Company Could Depress Its Stock Price

Nevada corporate law and our amended articles of incorporation and amended by-laws will contain provisions that could delay, defer or prevent a change in control of the Company's company or our management.  These provisions could discourage information contests and make it more difficult for stockholders to elect director and take other corporate actions.  As a result, these provisions could limit the price that investors are willing to pay in the future for shares of the Company's common stock.  Without prior stockholder approval, the board of directors has the authority to issue one or more classes of preferred stock with rights senior to those of common stock and to determine the rights, privileges and inference of that preferred stock.

The Penny Stock Rules May Have an Adverse Effect Upon Liquidity of the Company's Shares

If the shares of the common stock are listed on The NASDAQ Stock Market or certain other national securities exchanges and the price thereof is below $5.00, then subsequent purchases of such securities will be subject to the requirements of the penny stock rules absent the availability of another exemption.  The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in "penny stocks."  Penny stocks generally are equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on The NASDAQ Stock Market).  The penny stock rules require a broker-dealer to deliver a standardized risk disclosure document required by the SEC, to provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, monthly account statements showing the market value of each penny stock held in the customer's account, to make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for a stock that becomes subject to the penny stock rules.

The Liability of the Company's Directors' May be Limited under Nevada Law

Pursuant to Article X of the Company's By-Laws and under the provisions of Nevada law, directors of the Company are not liable to the Company or its stockholders for monetary damages for breach of fiduciary duty, except for liability in connection with a breach of the duty of loyalty, for acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law, for dividend payments or stock repurchases illegal under Nevada law or any transaction in which a director has derived an improper personal benefit.

The Company Does Not Carry Any Key Man Insurance

The Company presently has no key man life insurance policies. As soon as practicable following the commencement of profitable operations, of which there can be no assurance, the Company intends to purchase key man life insurance on the life of its founder and principal executive officers, Otto Bethlen. Upon purchase of such insurance, the Company intends to pay the premiums and be the sole beneficiary. The lack of such insurance may have a material adverse effect upon the Company's business.

Lack of Profitability

The Company currently operates at a loss. No assurance can be given that the Company will achieve sufficient revenues for profitability. We believe that we will continue to incur operating and net losses for at least the foreseeable future. The rate at which we will incur losses is expected to increase from current levels for a period when we intend to increase our costs and expenses.  Even if the Company attains profitability, there is no assurance that it can sustain or increase profitability on a quarterly or annual basis in the future.  If revenues grow slower than anticipated, or if operating expenses exceed expectations or cannot be adjusted accordingly, the Company's business, results of operations and financial condition will be materially and adversely affected.

Competition

The Company expects to compete with other companies engaged in the Internet and e-commerce industries.  Competitors in this industry could have more personnel and greater financial and other resources than the Company.  The Company may also compete directly with firms that have much longer operating histories, greater size, more substantial marketing organizations and established distribution channels that are better situated in the market.  The Company does not yet have an established customer base and will likely encounter a high degree of competition in developing one.  One or more competitors could use their resources to improve their current services or to develop new services that may compete more effectively.  New competitors may arise and may develop services, which compete with the Company.  In addition, new technologies may arise which could lower or eliminate the demand for the Company's services or make them obsolete.  Recognizing these factors, the Company intends to attempt to form marketing and distribution alliances with established marketing and distribution firms for its services.  No assurance can be given that such relationships can be established or maintained.

Additional Capital Requirements

The Company's need for capital during the next twelve months or more will vary based upon a number of factors, including the rate at which demand for its products and service expands, the level of sales and marketing activities for its service, and the level of effort needed to develop and commercialize additional applications.  In addition, the Company's business plans may change or unforeseen events may occur which require the Company to raise additional funds.

Additional funds may not be available on terms acceptable to the Company when it needs such funds.  The unavailability of additional funds when needed could have a material adverse effect on the Company.  If adequate funds are not available to satisfy short-term or long-term requirements, management will be required to consider a variety of other options including seeking joint venture partners, selling or licensing all or a portion of the Company's proprietary technology, curtailing the development and growth of the services the Company offers, as well as other cost cutting actions, including suspending all or a portion of the Company's activities.

Dependence on Executive Officers and Directors

The Company's success is dependent on the efforts and abilities of its officers and directors.  The Company currently does not have employment agreements with its executive officers.  The loss of the services of any of these individuals could materially and adversely affect the development of the Company's business plan.

The Company's ability to attract and retain qualified marketing and management personnel is critical to its operations. While management believes it will be able to attract and retain sufficient professional employees to meet its needs, there can be no assurance that management is correct.  If the Company is unable to employ the qualified employees needed, then its business would be materially and adversely affected.

Control by Board of Directors and Management

The Company's shareholders will not have substantial participation in the Company's management.  Rather, they must rely on the Company's management and the expertise provided by the Company's Board of Directors.

Dependence on Emerging Markets

All of the Company's revenue will be directly connected to the exploitation of the Company's business plan.  The Company's success will depend, in large part, upon the development and expansion of this business plan, the growth and development of which cannot be predicted with any certainty and which is subject to, among other things, ongoing technological developments and regulatory and access issues.  The Company cannot predict the size of the market or the rate at which the market will grow.

Growth of Internet Usage

The Company's future e-commerce revenues and profits, if any, substantially depend upon the widespread acceptance and use of the Internet as an effective medium of business and communication by our targeted customers. Rapid growth in the use of and interest in the Internet has occurred only recently. As a result, acceptance and use may not continue to develop at historical rates, and a sufficiently broad base of consumers may not adopt, and continue to use, the Internet and other online services as a medium of commerce. In addition, the Internet may not be accepted as a viable long-term commercial marketplace for a number of reasons, including potentially inadequate development of the necessary network infrastructure or delayed development of enabling technologies and performance improvements. The Company's success will depend, in large part, upon third parties maintaining the Internet infrastructure to provide a reliable network backbone with the speed, data capacity, security and hardware necessary for reliable Internet access and services.

Dependence Upon Third Party Relationships

The Company will be dependent on various third parties for software and related services.  As a result, the Company's ability to deliver various services to its potential users may be adversely affected by the failure of these third parties to provide reliable software, equipment and related services to the Company.  In addition, there can be no assurance that the Company will be successful in establishing and maintaining such relationships with those entities on terms favorable to the Company.

Government Regulation

Laws and regulations directly applicable to communications or commerce over the Internet are becoming more prevalent. The law of the Internet remains largely unsettled, even in areas where there has been some legislative action. It may take years to determine whether and how existing laws such as those governing privacy; libel and taxation apply to our services. The rapid growth and development of the market for online commerce may prompt calls for more stringent consumer protection laws that may impose additional burdens on companies conducting business online. The adoption or modification of laws or regulations relating to the Internet business could result in a decrease in demand for our services.

Risks Associated with Technological Change

The market in which the Company will compete is characterized by rapidly changing technology, evolving industry standards, frequent new product and service announcements, introductions and enhancements, and changing customer demands.  These market characteristics are heightened by the emerging nature of the Internet and e-commerce.  Accordingly, the Company's future success will depend on its ability to adapt to rapidly changing technologies, its ability to adapt its services to meet evolving industry standards and its ability to continually improve the performance, features and reliability of the Company's web sites in response to both changing customer demands and competitive product and service offerings.  The Company's failure to successfully adapt to such changes in a timely manner could have a material adverse effect on the Company's business, results of operations and financial condition.

Item 2. Properties

The Company's executive offices are located in 2,845 square feet of leased office space located at 200 SE 1st Street Miami FL 33145. Monthly rent expense is $3,793 per month plus taxes, under a lease that expires April 2010, with annual rent escalations.

Item 3. Legal Proceedings

The Company may become involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity. No accruals have been established for any pending legal proceedings.

The Company entered into an Agreement with Carter Hodges Pritchett, which was to provide ten billboards in the Miami area to launch a branding campaign. The Company alleges that Carter failed to erect the billboards in the time agreed upon and the Company cancelled the agreement. The unpaid portion of this agreement was $275,000. The Company has not accrued for any potential damages in this circumstance, primarily because Carter has made no contact to indicate intention to seek performance under this Agreement.

Item 4. Submission of Matters to a Vote of Security Holders

On September 13, 2004, approximately 80% of the stockholders of the Company approved an amendment to the Company's articles of incorporation to change the name of the Company to EZ2 Companies, Inc., a stock split that resulted in the issuance of five new shares for each share held on the date of record, an increase in the number of authorized shares of the common stock of the Company, and creation of a Preferred Stock class with 5,000,000 authorized shares.

PART II

Item 5. Market for Company's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a) Market Information

From approximately December 31, 2002 through May 2003, the Company's common stock, its only class of trading securities, has been eligible for trading in the over-the-counter market on the OTC Bulletin Board Market. However, during the period between December 31, 2002 and March 31,2005, and as reported by NASDAQ, there has been little or no reported trading in the Company's common stock. Consequently, the Company has presented the following table detailing the past two years pricing history, noting that only during the most recent fiscal year has the Company's stock experienced any significant trading volume:

Period	High	Low
January 1, 2003-March 30, 2003	NA	NA
April 1, 2003-June 30, 2003	NA	NA
July 1, 2003-September 30, 2003	NA	NA
October 1, 2003-December 31, 2003	NA	NA
January 1, 2004-March 30, 2004	$.01	$.008
April 1, 2004-June 30, 2004	$.083	$.01
July 1, 2004-September 30, 2004	$.122	$.03
October 1, 2004-December 31, 2004	$.135	$.034
January 1, 2005-March 31, 2005	$.22	$.011

In recent years, the stock market has experienced extreme price and volume fluctuations that have had a substantial effect on the market prices for many small and emerging growth companies such as the Company, which may be unrelated to the operating performances of the specific companies. Some companies that have experienced volatility in the market price of their stock have been the objects of securities class action litigation. If the Company became the object of securities class action litigation, it could result in substantial costs and a diversion of its management's attention and resources and have an adverse effect on the Company's ability to consummate a business combination. In addition, holders of shares of the Company's common stock could suffer substantial losses as a result of fluctuations and declines in the market price of the Company's common stock.

The trading of shares of the Company's common stock is subject to limitations set forth in Rule 15g-9 of the Exchange Act. This rule imposes sales practice requirements on broker-dealers who sell so-called "penny stocks" to persons other than established customers, accredited investors or institutional investors. For any transaction involving a penny stock, unless exempt, the rules require that a broker or dealer: (i) approve a person's account for transactions in penny stocks; and (ii) receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased. In order to approve a person's account for transactions in penny stocks, the broker or dealer must: (i) obtain financial information and investment experience and objectives of the person; and (ii) make a reasonable determination that the transactions in penny stocks are suitable for that person and that person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks. The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule relating to the penny stock market, which, in highlight form, (i) sets forth the basis on which the broker or dealer made the suitability determination; and (ii) that the broker or dealer received a signed, written agreement from the investor prior to the transaction. Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading, and about commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

(b) Holders

As of December 31, 2004, the approximate number of holders of record of shares of the Company's Common Stock, $.001 par value per share, the Company's only class of trading securities, was believed by management to be as follows:

There are approximately 100 holders of record that own the Company's common stock. The Company has never paid cash dividends on the Company's common stock. The Company intends to keep future earnings, if any, to finance the expansion of the Company's business, and the Company does not anticipate that any cash dividends will be paid in the near future. The Company's future payment of dividends will depend on the Company's earnings, capital requirements, expansion plans, financial condition and other relevant factors.

Management believes there are many shareholders whose securities are held in street name with various brokerage houses. The exact number of shareholders is unknown to the Company.

(c) Dividends

The Company has paid no dividends since its incorporation. Other than the requirements of Chapter 78 of the Nevada Revised Statutes that dividends be paid out of capital surplus only and that the declaration and payment of a dividend not render the Company insolvent, there are no restrictions on the Company's present or future ability to pay dividends.

The payment by the Company of dividends, if any, in the future rests within the discretion of its Board of Directors and will depend, among other things, upon the Company's earnings, its capital requirements, and its financial conditions, as well as other relevant factors.

ANNUAL MEETING

The annual meeting of shareholders will be held on May 18, 2005 at the Company's offices at 200 SE 1st Street Miami FL at 10:00 AM.

Item 6. Management Discussion and Analysis of Results.

The following discussion contains forward-looking statements regarding the Company, its business, prospects and results of operations that are subject to certain risks and uncertainties posed by many factors and events that could cause the Company's actual business, prospects and results of operations to differ materially from those that may be anticipated by such forward-looking statements. Factors that may affect such forward-looking statements include, without limitation, our ability to successfully develop new products for new markets; the impact of competition on the Company's revenues, changes in law or regulatory requirements that adversely affect or preclude customers from using our products for certain applications, delays in our introduction of new products or services, and failure by us to keep pace with emerging technologies.
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

Results of operations

Revenues

The Company is a development stage technology Company that had only $1,510 in operating revenues for the fiscal year ended December 31, 2004 and no revenues for the fiscal year ended December 31, 2003. EZ2 companies, Inc. purchased controlling interest in Edgar Filing.net, by purchasing 45,344,208 shares of common stock on May 25, 2004 for the sum of $155,560. The Company is in negotiation with several potential partners for its technology in each Internet area, and hopes that such partnerships will allow third parties to expend the marketing funds to launch these platforms nationally. The Company also has purchased assets and continues to seek asset purchases that allow the Company to create partnerships with companies, or to acquire assets of existing companies that have registered users, which would enable the Company to market its service offerings directly to those users.

Expenses

Total operating expenses for the fiscal year ended December 31, 2004 were approximately $692,000 for the fiscal year ended December 31, 2004, and approximately $44,000 for the fiscal year ended December 31, 2003. Professional fees were approximately $35,000 for the fiscal year ended December 31, 2004, as compared to approximately $17,000 for the fiscal year ended December 31, 2003. Salaries and officer's compensation were approximately $280,000 for the fiscal year ended December 31, 2004, as compared with zero for the year ended December 31, 2003. Additional selling, general and administration costs were approximately $377,000 for the fiscal year ended December 31, 2004, which included approximately $176,000 in advertising, $80,000 in consulting and $36,000 in rent expense, as compared with approximately $27,000 in total selling, general and administrative expenses for the fiscal year ended December 31, 2003.

These expenses are primarily driven by expansion in staff and support as the Company attempts to launch its technologies and internet portal sites; including advertising, marketing and selling expenses related thereto, as compared to last year's expenses which were primarily attributable to maintaining reporting requirements and searching for business opportunities for the Company's shareholders.

Interest Expenses

The Company incurred interest expense of approximately $29,000 related to its note payable to a stockholder for the fiscal year ended December 31, 2004, compared with zero in 2003.

Liquidity and Capital Resources

At December 31, 2004, our total assets consisted of fixed and intangible assets of approximately $168,000, and prepaid expenses of approximately $305,000. The prepaid expenses arose from consulting agreements and service agreements entered into during the year, in which the Company paid for services to be delivered over a two-year period with common stock. The Company issued approximately 29,450,000 shares in exchange for these services. At the same date, the Company had working capital deficit of approximately $265,000. Since the acquisition of the controlling interest Company by EZ 2 Companies.com, Inc., and the subsequent change of business plan, the Company has relied upon a demand credit facility from a shareholder of the Company. No assurances can be given that our revised business plan will succeed or that this shareholder will support the cash requirements of the Company indefinitely.

 The following table lists the future payments required on our debt and any other contractual obligations as of December 31, 2004:

OBLIGATIONS	Total	1 year or less	1-3 years	4-5 years	More than 5 years
Bridge Loan (1)	$375,542	375,542	--	--	--
Operating Leases (2)	$302,434	81,389	129,726	84,852	6,467

Total Obligations	$677,976	$456,931	$129,726	$84,852	$6,467

  Represents bridge loan from shareholder

  Represents operating lease payments for office equipment and contractual rent obligations for office space

Net Loss

Our fiscal year ended December 31, 2004 resulted in a net loss of approximately $719,000, compared to net loss of $44,000 for the fiscal year ended December 31, 2003. The loss increase was due to a rise in advertising and consulting expenses, professional fees and officers' compensation as we moved into full-scale development of our Internet technology.

The weighted average number of common shares outstanding in each period yielded a loss per share of $0.01 for the fiscal year ended December 31, 2004 versus $0.00 for fiscal year ended December 31, 2003.

Critical Accounting Policies

The Company's accounting policies are more fully described in Note 2 of the consolidated financial statements. As discussed in Note 2, the preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions about the future events that affect the amounts reported in the consolidated financial statements and the accompanying notes. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual differences could differ from these estimates under different assumptions or conditions. The Company believes that the following addresses the Company’s most critical accounting policies:

Income Taxes:

We account for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." (SFAS No. 109). Under SFAS 109, deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which the differences are expected to reverse. Deferred tax assts will be reflected on the balance sheet when it is determined that it is more likely than not that the asset will be realized. A valuation allowance has currently been recorded to reduce our deferred tax asst to $0. Accordingly, our potential deferred tax asset of $0 at December 31, 2004, may never be realized if we do not become profitable.

Revenue Recognition:

The Company will recognize revenue for services when those services are delivered, and receives payment via credit card settlement for all services currently offered by the Companyís web businesses. The prevailing accounting guidance to be applied by the Company in its businesses with respect to the presentation of revenue on a gross versus a net basis is contained in Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements", as later clarified by Emerging Issues Task Force No. 99-19, "Reporting Revenue Gross as a Principal versus Net as an Agent (EITF 99-19)." The consensus of this literature is that the presentation of revenue as "the gross amount billed to a customer because it has earned revenue from the sale of goods or services or the net amount retained (that is, the amount billed to a customer less the amount paid to a supplier) because it has earned a commission or fee" is a matter of judgment that depends on the relevant facts and circumstances. The Company has some web businesses in which it would act as an agent, such as ez2vacation.com, and others in which it would be a principal with credit risk and direct revenues, such as ez2ask.com.

Intangible Assets:

Our long-lived assets include intangible assets and as of December 31, 2004 had a net balance of $152,777. We amortize other intangible assets over their estimated economic useful lives. We must record an impairment charge on these assets when we determine that their carrying value may not be recoverable. The carrying value is not recoverable if it exceeds the undiscounted future cash flows resulting from the use of the asset and its eventual disposition. Based on the existence of one or more indicators of impairment, we measure any impairment of intangible assets based on a projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our business model. Our estimates of future cash flows attributable to our other intangible assets require significant judgment based on our historical and anticipated results and are subject to many factors. Different assumptions and judgments could materially affect the calculation of the fair value of the other intangible assets, which could trigger impairment.

ITEM 7. FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders of
EZ2 Companies, Inc.
Miami, FL

We have audited the accompanying balance sheet of EZ2 Companies, Inc. (a Development Stage Company) as of December 31, 2004, and the related statements of operations, shareholders' equity and cash flows for the year then ending. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of EZ2 Companies, Inc. at December 31, 2004, and the results of its operations and its cash flows for the year then ending, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations, has negative working capital and an accumulated deficit that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Lazar Levine & Felix LLP
------------------------
Lazar Levine & Felix LLP

New York, NY
April 20, 2005

BLOOM & CO., LLP

Certified Public Accountant 50 Clinton Street Suite 502 Hempstead, New York 11550 Tel. 516 486-5900

INDEPENDENT AUDITOR'S REPORT

Board of Directors Edgar Filing.net, Inc. 477 Madison Avenue - 12th Floor New York, NY 10022

We have audited the accompanying balance sheets of Edgar Filing.Net, Inc. as of December 31, 2003 and 2002, and the related statements of Operations, Statement of Changes in Stockholders’ Equity, and cash flows for the years then ended. These financial statements are the responsibility of the Registrant’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

The accompanying financial statements have been prepared assuming Edgar Filing.Net, Inc. will continue as a going concern. As discussed in the Note 3, the Registrant has sustained accumulated losses of $226,092, from inception to December 31, 2003 and has discontinued its principal line of operations. The Registrant’s ability to continue, as a going concern is dependent upon the successful completion of management plans to raise equity capital to finance the operating and capital requirements of Edgar Filing.Net, Inc. Including its search for a viable business combination candidate. Management's plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ BLOOM & COMPANY LLP

Bloom & Co., LLP

Hempstead, New York

March 29, 2004

EZ2 Companies, Inc.
(A Development Stage Company)
BALANCE SHEETS

As of December 31,2004 and 2003

ASSETS	December 31,	December 31,
	2004	2003
Current Assets:
Cash	$ --	$10,000

Prepaid expenses-current	198,604	--
Total Current Assets	198,604	10,000

Fixed Assets:
Office equipment	15,486	--
Accumulated depreciation	(494)	--
Total Fixed Assets	14,992	--
Other Assets:
Intangible asset, net of amortization	152,777	--
Prepaid expenses-non-current	106,250	--
Security deposit	5,459	--
Total Other Assets	264,486	--
TOTAL ASSETS	$478,082	$10,000

LIABILITIES AND STOCKHOLDER’S EQUITY (DEFICIT)
Current Liabilities:
Bank overdraft	$ 2,165	--
Accounts payable	30,055	--
Due to Brentwood Capital Corp	--	56,655
Bridge loan	375,542	--
Accrued expenses	23,832	--
Accrued interest	28,618	--
Deferred rent	3,684	--
Income taxes payable	--	417
Total Current Liabilities	463,896	57,072
COMMITMENTS AND CONTINGENCIES
Stockholders' Equity (Deficit): Preferred stock, $0.001 par value, 5,000,000 shares authorized, no shares issued or outstanding	--	--
Common stock, $0.001 par value, 500,000,000 shares authorized, 104,716,667 and 54,066,750 shares issued and outstanding at December 31, 2004 and 2003, respectively	104,717	54,067
Additional Paid In Capital	904,714	124,953
Subscription Receivable	(50,050)	--
Deficit accumulated prior to development stage	(226,092)	(226,092)
Deficit accumulated during the development stage	(719,103)	--
Total Equity (Deficit)	14,186	(47,072)
TOTAL LIABILITIES AND EQUITY (DEFICIT)	$478,082	$ 10,000

See accompanying Notes to Financial Statements

EZ2 Companies, Inc.
(A Development Stage Company)
STATEMENTS OF OPERATIONS

For the years ended December 31, 2004 and 2003

	2004	2003

Revenue	$ 1,510	$ --

Expenses:

Professional fees	34,925	16,754
Officer's compensation	133,467	--
Salaries & related costs	146,947	--
Selling, general & administrative expenses	376,656	27,253

Total operating expenses	691,995	44,007

Operating Loss	(690,485)	(44,007)

Other (expense):
Interest expense	(28,618)	--
Total other (expense)	(28,618)	--

Loss before taxes	(719,103)	(44,007)

Income tax expense	--	$512

Net Loss	($719,103)	($44,519)

Loss per share-basic and diluted	($0.01)	$0.00

Weighted average number of common shares outstanding-basic and diluted	78,523,266	50,867,435

See accompanying Notes to Financial Statements

(1) The figures for the fiscal year ended December 31, 2004 are the same for the cumulative development stage.

EZ2 Companies, Inc.

(a Development Stage Company)

Statements of Changes in Stockholders' Equity for the years ended December 31, 2004 and 2003

	Common Stock		Additional Paid-in Capital	Common Stock Subscribed	Deficit Prior to development stage	Deficit during development stage	Total
	Shares	Amount
Balance January 1, 2003	54,066,750	$54,067	$124,953	($8,000)	($181,573)		($10,553)
Payment for subscribed shares				8,000			8,000
Net loss					(44,519)		(44,519)
Balance December 31, 2003	54,066,750	54,067	124,953	--	(226,092)	--	(47,072)
Subscribed Shares	5,933,250	5,933	39,067	(45,000)	--	--	0
Shares issued for purchase of assets	3,266,667	3,267	162,733	--	--	--	166,000
Common stock issued for officer’s compensation	12,000,000	12,000	48,000	--	--	--	60,000
Options issued to consultants for services	--	--	369.786	--	--	--	369,786
Exercise of consultant’s stock options	26,500,000	26,500	(21,450)	(5,050)	--	--	--
Common stock issued for consulting services	2,950,000	2,950	123,800	--	--	--	126,750
Brentwood debt contributed to capital			57,825	--	--	--	57,825
Net loss	--	--	--	--	--	(719,103)	(719,103)
Balance December 31, 2004	104,716,667	$104,717	$904,714	($50,050)	($226,092)	($719,103)	$14,186

*All prior period references to common shares and per share amounts have been retroactively restated to reflect the 6:1 stock split which occurred on September 14, 2004.

See accompanying Notes to Financial Statements

EZ2 Companies, Inc.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

	2004	2003
Cash flows from operating activities:
Net (loss)	($ 719,103)	($44,519)
Adjustments to reconcile net loss to net cash used by operating activities:
Deferred rent	3,684	--
Depreciation & amortization	3,717	--
Stock and options issued for consulting and compensation	251,682	--
Changes in assets & liabilities:
Accounts payable	30,055	--
Accrued expenses	23,832	--
Accrued interest	28,618	--
Income taxes payable	(417)	17

Net Cash used by Operating Activities	(377,932)	(44,502)
		--
Cash flows from Investing activities:		--
Purchase of property & equipment	(5,486)	--
Security deposit	(5,459)	--
Brentwood Capital loan	11,170	46,502
Payment to Brentwood Capital Corp	(10,000)	--

Net cash (used in) provided by Investing Activities	(9,775)	46,502

Cash flows from financing activities:
Overdraft	2,165	--
Bridge loan	375,542	--
Payment of common stock subscription	--	8,000
Net cash provided by financing activities	377,707	8,000

Net increase (decrease) in cash	(10,000)	10,000
Cash-beginning	10,000	--
Cash-ending	$ 0	$10,000
Cash paid for:
Interest	--	--
Income taxes	417	--
Noncash items:
Net assets acquired for stock	166,000
Stock issued for serviced rendered (prepaid portion)	304,854
Stock subscriptions	50,050
Contribution of debt to capital	57,825

EZ2 Companies, Inc.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
December 31, 2004

Note 1 - History and Organization of the Company

Edgar Filing.net, Inc. (the "Company") was incorporated in Nevada on May 28, 1999. From inception through May 9, 2002, the Company sought to become engaged in providing electronic filing services for clients that need to electronically file prospectuses, registration statements, and other documents pursuant to federal securities laws with the Securities and Exchange Commission (the "SEC") via the SEC's electronic data gathering system entitled Electronic Data Gathering Analysis and Retrieval ("EDGAR"). On May 9, 2002, the Company ceased all business operations and entered into a stock purchase agreement (the "Agreement") with Midwest Merger Management, LLC, a then non-affiliated privately owned Kentucky limited liability company ("Midwest"), whereby Midwest acquired a majority ownership interest in the issued and outstanding common stock of the Company. As of the date of the Agreement, and for five years prior thereto, Midwest was engaged in the business of identifying, acquiring and financing business operations.

On May 25, 2004, The Company and Midwest (the "Selling Shareholder"), consummated the terms of a Stock Purchase Agreement with EZ2 Companies.com, Inc., a privately owned, Florida corporation (the "Purchaser"). Pursuant to the terms of the Agreement, the Purchaser acquired an aggregate of 45,344,208 shares of the then 64,500,000 issued and outstanding shares of the Company's common stock, par value $.001 per share, from the Selling Shareholder for the purchase price of $155,560 delivered at the closing by wire transfer. Accordingly, EZ2 Companies.com, Inc. became the new parent of the Company, owning 70% of the issued and outstanding stock.

On September 13, 2004, the Board of Directors and approximately 80% of the stockholders of the Company approved an amendment to the Company's articles of incorporation to change the name of the Company to EZ2 Companies, Inc., a stock split that resulted in the issuance of five new shares for each share held on the date of record, an increase in the number of authorized shares of the common stock of the Company, and creation of preferred stock class with 5,000,000 authorized shares.

All prior period references to common shares and per share amounts have been retroactively restated to reflect the 6:1 stock split which occurred on September 13, 2004.

As the Company was looking for a business during 2003, it was not considered to be a development stage entity during that year.

The Company's common stock is eligible for trading over the counter, on the NASDAQ bulletin board quotation system, under the symbol EZTO.

Note 2 - Summary of Significant Accounting Policies

Going Concern

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The company has sustained losses since inception and has accumulated losses of approximately $945,000 as of December 31, 2004 ($719,000 during the development stage). The Company's ability to continue as a going concern is dependent upon the successful completion of additional financing arrangements and its ability to develop and sell its services. Management plans to raise equity capital to finance the operating and capital requirements of the Company. While the Company is expending its best efforts to achieve the above plans, there is no assurance that such activity will generate sufficient funds to accomplish its business purpose, or that the Company's business plans will be successful.

The Company has experienced losses since adopting its revised business operations in accordance with shareholder approval, and has no shareholder's equity or liquidity to continue to fund such losses. The Company currently has a bridge loan agreement with a shareholder that is convertible into equity, which is not sufficient to provide the Company with operating capital requirements through year-end, and furthermore is in default of such convertible loan as of April 1, 2005. The Company is seeking additional capital to fund its ongoing operations, without which it is unlikely the Company could remain a going concern.

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

Property & Equipment

Property and equipment are stated at cost less accumulated depreciation. For financial reporting purposes, depreciation is provided using the straight-line method, over useful lives ranging from three to seven years. Expenditures that significantly increase value or extend useful asset lives are capitalized. Expenditures for maintenance, repairs and renewals of a minor natures are charged against operations as incurred.

Advertising & Promotion

Advertising and promotion costs are expensed as incurred. For the years ended December 31, 2004 and 2003, advertising and promotions costs aggregated $176,239 and 0, respectively.

Revenue Recognition

The Company will recognize revenue for services when those services are delivered, and receives payment via credit card settlement for all services currently offered by the Companyís web businesses. The prevailing accounting guidance to be applied by the Company in its businesses with respect to the presentation of revenue on a gross versus a net basis is contained in Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements", as later clarified by Emerging Issues Task Force No. 99-19, "Reporting Revenue Gross as a Principal versus Net as an Agent (EITF 99-19)." The consensus of this literature is that the presentation of revenue as "the gross amount billed to a customer because it has earned revenue from the sale of goods or services or the net amount retained (that is, the amount billed to a customer less the amount paid to a supplier) because it has earned a commission or fee" is a matter of judgment that depends on the relevant facts and circumstances. The Company has some web businesses in which it would act as an agent, such as ez2vacation.com, and others in which it would be a principal with credit risk and direct revenues, such as ez2ask.com.

Comprehensive (Loss) Income

The Company has no items of other comprehensive income in any period presented. As such, Net (Loss) Income as presented in the statement of operations equals comprehensive (loss) income.

Loss Per Share

Net loss per share is provided in accordance with Statement of Financial Accounting Standards No. 128 (SFAS #128) "Earnings Per Share". Basic loss per share is computed by dividing losses available to common stockholders by the weighted average number of common shares outstanding during the period. The Company has a convertible note outstanding with a shareholder of the company. In the event that this note is converted into shares of common stock of the Company in accordance with current provisions, no effect has been shown "as it would be" antidilutive.

Intangible Assets

Our long-lived assets include intangible assets and as of December 31, 2004 had a net balance of $152,777. We amortize intangible assets over their estimated economic useful lives. We must record an impairment charge on these assets when we determine that their carrying value may not be recoverable. The carrying value is not recoverable if it exceeds the undiscounted future cash flows resulting from the use of the asset and its eventual disposition. Based on the existence of one or more indicators of impairment, we measure any impairment of intangible assets based on a projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our business model. Our estimates of future cash flows attributable to our other intangible assets require significant judgment based on our historical and anticipated results and are subject to many factors. Different assumptions and judgments could materially affect the calculation of the fair value of the intangible assets, which could trigger impairment.  The test for impairment done on December 31, 2004 resulted in no impairment of intangible assets. (See-Note 9-Intangible Assets).

Income Taxes

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

Deferred income taxes may arise from temporary differences resulting from income and expense items reported for financial accounting and tax purposes in different periods. Deferred taxes are classified as current or non-current, depending on the classification of assets and liabilities to which they relate. Deferred taxes arising from temporary differences that are not related to an asset or liability are classified as current or non-current depending on the periods in which the temporary differences are expected to reverse. (See Note 7-Income Taxes)

Stock-Based Compensation

The Company accounts for employee stock-based-option compensation in accordance with Accounting Principles Based Opinion No. 25, "Accounting for Stock Issued to Employees." Stock options are granted at prices equal to the fair market value of the Company's Common Stock on the grant date, therefore no compensation expense is recognized in connection with stock options granted to employees. Compensation expenses resulting from grants of restricted stock is recognized during the period the service is performed.

In 1996, SFAS No. 123 "Accounting for Stock-Based Compensation," prescribed that the recognition of compensation be based on the fair value of options on the grant date, and allowed companies to continue applying APB 25, if certain pro forma disclosures are made assuming hypothetical fair value method application.

Since all options issued in the past year were issued to consultants and/or vendors, they have been recorded at fair value, and therefore there would be no change to recorded earnings for any options issued.

New Accounting Pronouncements Affecting the Company

In March 2004, the FASB's Emerging Issues Task Force ("EITF") reached a consensus on EITF Issue No. 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments." The guidance prescribes a three-step model for determining whether an investment is other-than-temporarily impaired and requires disclosures about unrealized losses on investments. In September 2004, the FASB delayed the accounting provisions of EITF 03-1; however, the disclosure requirements remain effective for annual periods ending after December 15, 2003. The adoption of the disclosure provision of EITF 03-1 did not have any material effect on our financial position, results of operations, or cash flows. We will evaluate the additional effect, if any, the remainder of EITF 03-1 will have on our consolidated financial statements once final guidance is issued.

In April 2004, the EITF issued Statement No. 03-06 "Participating Securities and the Two-Class Method Under FASB Statement No. 128, Earnings Per Share" ("EITF 03-06"). EITF 03-06 addresses a number of questions regarding the computation of earnings per share by companies that have issued securities other than common stock that contractually entitle the holder to participate in dividends and earnings of the company when, and if, it declares dividends on its common stock. The issue also provides further guidance in applying the two-class method of calculating earnings per share, clarifying what constitutes a participating security and how to apply the two-class method of computing earnings per share once it is determined that a security is participating, including how to allocate undistributed earnings to such a security. EITF 03-06 became effective during the quarter ended June 30, 2004, the adoption of which did not have an impact on our calculation of earnings per share.

On December 16, 2004, the FASB issued FASB Statement No. 123(R), Share-Based Payment, which is a revision of FASB Statement No. 123, "Accounting for Stock-Based Compensation". Statement 123(R) supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees", and amends FASB Statement No. 95, "Statement of Cash Flows". Generally, the approach in Statement 123(R) is similar to the approach described in Statement 123. However, Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. Public entities are required to apply Statement 123(R) as of the first interim or annual reporting period that begins after December 15, 2005.

In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets—An Amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions" ("SFAS 153"). SFAS 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, "Accounting for Nonmonetary Transactions," and replaces it with an exception for exchanges that do not have commercial substance. SFAS 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective for the fiscal periods beginning after June 15, 2005. The adoption of SFAS 153 is not expected to have a material impact on the Company's current financial condition or results of operations.

Note 3 - Redirection of the Company's Activities

On May 25, 2004, the Company and it's then majority shareholder Midwest Merger Management, LLC, a Kentucky limited liability company (the “Selling Shareholder”), consummated the terms of a Stock Purchase Agreement with EZ2 Companies.com, Inc., a privately-owned, Florida corporation (the "Purchaser"). Pursuant to the terms of the Agreement, the Purchaser acquired an aggregate of 45,344,208 shares of the then 64,500,0000 issued and outstanding shares of the Company's common stock from the Selling Shareholder for the purchase price of $155,560 delivered at the closing by wire transfer. Although EZ2 Companies has developed technology for Internet portals; its plan of redirection has not yet been implemented.

On August 31, 2004, the Company announced that it had adopted the business plan of its majority shareholder, EZ2 Companies.com, Inc. ("EZ2"). EZ2 assigned its interest in its website domains and intellectual property to the Company without consideration. EZ2 is a development stage e-commerce service, the management of which develops and operates e-commerce applications that allow customers to search, contact and transact online. EZ2's current portals consist of www.ez2rent.com, ez2mortgage.comTM, www.ez2vacation.com, www.ez2date.com, and www.ez2ask.com.

On September 13, 2004, the Board of Directors, approved an amendment to the Company's Articles of Incorporation at the direction of a majority of the Company's shareholders, which affected a (i) six for one stock split of the Company's common stock (ii) change the name of the Company to EZ2 Companies, Inc. (iii) increase the number of authorized shares of capital stock to 105,000,000 Shares of which 100,000,000 shall be common stock and 5,000,000 shares shall be blank check preferred stock; and (iv) make other changes needed by Nevada. On November 17, 2004, the Company increased its authorized common stock to 500,000,000 shares.

Note 4 - Bridge Loan
The operating requirements of the Company have been met by drawing down on a revolving credit facility of $500,000 from a shareholder of EZ2 Companies. The note is a demand note that bears interest at ten percent per annum, payable in common stock of the Company, and is convertible into the Company's common stock at a price of $.10 per share, which was, at the time the bridge loan was originated, a premium to market price. There is approximately $376,000 due under the note as of December 31, 2004.

As of December 31, 2004, the Company was not able to meet its obligations under the original bridge loan. The Company entered into a new bridge loan on March 21, 2005, subsequent to the balance sheet date, that provided for a roll-in provision for outstanding balances accrued under the previous bridge loan, in which the shareholder agreed to forbear on any rights to foreclose on the original note, in exchange for a term note with an expiration of April 1, 2005. This new note is convertible into common stock at an exercise price of the greater of $.005 or 40% of the closing bid price of the Company's common stock at the time of conversion. This note triggered default provisions on April 1, 2005.

Note 5 - Related Party Transactions

Brentwood Capital, a company related to the Selling shareholder contributed $57,825 to paid in capital of the Company and received $10,000 at the close of the sale of the 45,344,208 shares to EZ2 Companies.com, Inc. (See Note 1-History and Organization of the Company)

During 2004, the Company also received media services from Faultline Entertainment Group, consisting of six commercials shot for television, for which the Company paid 2,400,000 newly issued shares of its Common Stock, valued at $98,400. Faultline is owned by a relative of a Director of the Company. That Director abstained on all voting matters pertaining to Faultline Entertainment Group.

Note 6- Asset Acquisitions

On September 30, 2004, the Company completed the acquisition of intangible assets from Segmentz, Inc., a regional logistics company, consisting of code and methods for 1,200,000 newly issued shares of its Common Stock, valued at $42,000.

On December 2, 2004, the Company entered into an Asset Purchase Agreement with Ron Harsha, Inc. to acquire certain fixed and intangible assets of Moviezip.com. The Company acquired these assets for 2,066,667 newly issued shares of its Common Stock, valued at $124,000.

Note 7- Income Taxes

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

No provision for Federal income taxes has been made for the years ended December 31, 2004 or 2003, due to the Company's operating losses. At December 31, 2004, the Company has unused net operating loss carry forwards, aggregating approximately $824,000, which expire at various dates through 2024. Most of these losses are subject to annual limitations due to "changes in ownership" that occurred at the time of purchase of shares in Edgarfiling.net, in which EZ2 Companies.com, Inc purchased 45,344,208 shares of the then 64,500,000 issued and outstanding shares of the Company's common stock. The Company has provided a full valuation allowance against these potential assets since at the present time it not more likely than not that these assets will be utilized.

Internal Revenue Code Section 382 establishes a limit on the amount of net operating loss carry forwards of the Company that may be used to offset income after certain ownership changes, as defined, of over 50%.

The amount of post-change income that may be offset by pre-change losses is limited each year by the "Section 382 Limitation." Generally, the Section 382 Limitation is an amount equal to the value of the old loss corporation multiplied by a rate established monthly by the Internal Revenue Service. The Company had ownership changes subject to this provision on both May 9, 2002 and May 25, 2004.

Note 8-Operating leases

The Company is committed for annual rentals under two non-cancelable operating leases for its office space and operating equipment. Future minimum rental commitments under these leases for years subsequent to December 31, 2004, are as follows:

Minimum Rental Payments	Year ending December 31,
2005	$ 81,389
2006	78,160
2007	51,566
2008	53,201
2009	31,651
2010	6,467
Total	$ 302,434

Rent expense for office space for the year ended December 31, 2004 was $36,065.

Note 9-Intangible Assets

The Company acquired Intangible assets during the year ending December 31, 2004, which will be amortized over a five-year period. Amortization expense for the year ending December 31, 2004 was $3,223.

Intangible assets as of December 31, 2004, consisted of:

September 30, 2004	Code and rights to “Trucks” Software platform that provides operational support for delivery and tracking of freight services	$42,000
December 15, 2004	Intangible assets including Website and database design and support contracts and customer lists.	114,000
December 31, 2004		156,000
Less	Accumulated amortization	3,223
Intangible assets		$ 152,777

Note 10-Equity issuances

During the year ending December 31, 2004, the Company issued approximately 5,900,000 shares in a subscription for shares, 12,000,000 shares in exchange for officer’s compensation, 26,500,000 options to consultants for various services, all of which were exercised during the year, 2,950,000 shares to consultants for advertising and other services, and approximately 3,300,000 shares in exchange for assets purchased. The Company has filed a Registration Statement on Form S-8 that provides for conditions under which the Company can provide consultants and other vendors with Registered shares of the Company's common stock in exchange for services. For shares or options issued during the year ended December 31, 2004, the Company recorded the value of such shares over the term of the consulting agreements. In the year ending December 31, 2004, the Company had recognized the costs of approximately $252,000 in expenses from these equity issuances. At December 31, 2004, the unamortized portion of these expenses was approximately $305,000.

Stock Option Plan

On November 12, 2004, the Company's majority stockholders approved the 2004 Stock Compensation Plan ("2004 Plan"). The number of shares of common stock, which may be issued under the 2004 Plan, shall be 30,000,000 shares. The Company may grant options under the 2004 Plan to attract qualified individuals to become employees, non-employee directors or consultants, as well as to ensure the retention of management of any acquired business operations. Under the 2004 Plan, the Company may also grant restricted stock awards. Restricted stock represents shares of common stock issued to eligible participants under the 2004 Plan subject to the satisfaction by the recipient of certain conditions and enumerated in the specific restricted stock grant. The granting of restricted stock represents an additional incentive for eligible participants under the 2004 Plan to promote the Company's development and growth and may be used by management as another means of attracting and retaining qualified individuals to serve as the Company's employees and directors. All of the outstanding options had been exercised at year-end. Therefore, there are no options outstanding at year-end.

Note 11- Subsequent Events

Since December 31, 2004, the Company has issued additional shares under its S-8 registration statement to various consultants. The total number of shares issued since December 31, 2004 is approximately 18,000,000 shares through April 20, 2005.

On February 14, 2005, the Company announced that it had entered into a letter of intent to purchase Jet99.com, a member based travel marketing and sales company. The Company announced a May 15, 2005 tentative closing date on April 8, 2005 subject to due diligence and other market issues.

On March 16, 2005, the Company announced its intentions to spin off its EZ2 Date web business into a separate company.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On December 31, 2004, the Registrant received notice that Bloom & Co., LLP, resigned as the Registrant’s independent auditors. During the Registrant’s most recent two (2) fiscal years and during any subsequent interim periods preceding the date of resignation, the Registrant has had no disagreements with Bloom & Co., LLP on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure. No accountant’s report on the financial statements for the past two years contained an adverse opinion or a disclaimer of opinion or was qualified or modified as to uncertainty, audit scope or accounting principles. Although, audited statements prepared by Bloom & Co., LLP contained a going concern qualification, such financial statements did not contain any adjustments for uncertainties stated therein.

ITEM 8A. Controls and Procedures

Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of December 31, 2004 and have concluded that, as of such date, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported with the time periods specified in the Commission’s rules and forms.

The Company’s management, including the Chief Executive Officer and the Chief Financial Officer, does not expect that the Company’s disclosure controls or the Company’s internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. Because of the inherent limitations in a cost effective control system, misstatements due to error or fraud may occur and may not be detected. We will conduct periodic evaluations of our internal controls to enhance, where necessary, our procedures and controls.

Changes in Internal Controls

There were no significant changes in our internal controls over financial reporting that occurred during the fiscal year ended December 31, 2004, that have materially affected, or are reasonably like to materially affect, our internal controls over financial reporting.

Item 9. Directors and Executive Officers of the Company.

The Company's Directors and Executive Officers as of April 20, 2005 were:

Name	Age	Title
Otto Bethlen	33	CEO & Chairman of the Board
John S. Flynn	40	Director
Matt Young	42	Director

Otto Bethlen. Age 33, was the founder of EZ2 Rent, a company that was engaged in the creation of a ìbrandable service portal,î a website that provided services for various companies in a niche industry. He is the designer and architect of many of the Companyís web businesses.

John S. Flynn, age 40, has held senior management positions previously in a number of Companies, public and private. He was the President and Chief Financial Officer of Segmentz, a Tampa, FL based logistics and expedited freight carrier that he helped manage from startup to the American Stock Exchange; from 2001-September 2004, chairman and co-founder of Remote Lojix, a New York based computer service company, from January 1994-November 1998, at which time the company was sold to Avtel Communications, he was a consultant for Saliva Diagnostics that worked on a restructuring for the Board of Directors that resulted in saving the company $3 million in debt based obligations and enabled it to continue operations without interruption, he was President of Corporate Computing, Inc., a New York based computer service company serving Fortune 100™ companies with onsite service and parts, and has always been a managing member of Aspen Rhodes Capital Corporation, an eleven year old advisory firm providing merger, financing and strategic consulting to small to mid-sized companies in various industries, whose clients included Westbury Metals Group, Computerrepair.com, Hugeclick.com, US Automotive, Bio Reference Laboratories, Riviera Finance, Segmentz, Inc., Chancellor Leasing Corporation, RT Industries and Private Retreats.

Matt Young, age 42 is a senior manager for Segmentz, Inc., a Tampa based logistics and expedited freight carrier that trades on the American Stock Exchange.

CODE OF ETHICS

The Company's Board of Directors has adopted a Code of Ethics applicable to all of the Company's employees, including the Company's Chief Executive Officer. A copy of the Company's Code of Ethics is attached as an exhibit to this Annual Report on Form 10-KSB.

COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT

Based solely on the Company's review of copies of forms filed pursuant to Section 16(a) of the Securities Exchange Act of 1934, as amended, and written representations from certain reporting persons, the Company believes that during 2004 all reporting persons timely complied with all filing requirements applicable to them.

Section 16(a) of the Securities and Exchange Act of 1934 (the “Exchange Act”) requires the Company's directors and executive officers, and persons who own more than 10% of a registered class of the Company's equity securities, to file with the Securities and Exchange Commission (“SEC”) and any securities exchanges on which the equities of the Company trade, initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Officers, directors and greater than 10% shareholders are required by SEC regulation to furnish the Company.

Item 10. Executive Compensation.

The following table sets forth a summary of the compensation paid for the three fiscal years ended December 31, 2004 to or for the benefit of the Company's Chief Executive Officer whose total annual salary and bonus compensation exceeded $100,000 (the “"Named Executive Officers").

Summary Compensation Table

Name	Title	Cash Compensation	Stock Compensation	Total
Year

Otto Bethlen	C.E.O.	73,467	60,000	$133,467
2004

DIRECTOR COMPENSATION

The Company's Board appoints the executive officers to serve at the discretion of the Board. Directors who are also employees receive no compensation for serving on the Board. The Company's non-employee directors will receive options starting in 2005, to purchase shares of common stock at the market price on the date they are granted, reimbursement of expenses incurred consequential to their service and additional options at each anniversary of service. In addition beginning in 2005 all non-employee board members will receive $1,500 for attending each meeting and will receive $5,000 for serving as chairman of any committee.

EMPLOYMENT AGREEMENTS

The Company currently has at-will agreements with all employees.

EXECUTIVE COMPENSATION

OPTION GRANTS IN LAST FISCAL YEAR

No options were granted to executives or directors in the year ending December 31, 2004.

STOCK OPTION PLAN

On November 12, 2004, the Company's majority stockholders approved the 2004 Stock Compensation Plan ("2004 Plan"). The number of shares of common stock that may be issued under the 2004 Plan shall be 30,000,000 shares. The Company may grant options under the 2004 Plan to attract qualified individuals to become employees, non-employee directors or consultants, as well as to ensure the retention of management of any acquired business operations. Under the 2004 Plan, the Company may also grant restricted stock awards. Restricted stock represents shares of common stock issued to eligible participants under the 2004 Plan subject to the satisfaction by the recipient of certain conditions and enumerated in the specific restricted stock grant. The granting of restricted stock represents an additional incentive for eligible participants under the 2004 Plan to promote the Company's development and growth and may be used by management as another means of attracting and retaining qualified individuals to serve as the Company's employees and directors. All of the outstanding options had been exercised at year-end. Therefore, there are no options outstanding at year-end.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

PRINCIPAL SHAREHOLDERS

The following table sets forth information known to us, as of the date of this Form 10-KSB filing, relating to the beneficial ownership of shares of common stock by:

each person who is known by us to be the beneficial owner of more than 5% of the Company's outstanding common stock;

each director;

each executive officer; and

all executive officers and directors as a group

Under securities laws, a person is considered to be the beneficial owner of securities owned by him (or certain persons whose ownership is attributed to him) and that can be acquired by him within 60 days from the date of this Form 10-KSB filing, including upon the exercise of options, warrants or convertible securities. The Company determined a beneficial owner's percentage ownership by assuming that options, warrants or convertible securities that are held by him, but not those held by any other person, and which are exercisable within 60 days of the date of this Form 10-KSB filing, have been exercised or converted.

Except with respect to beneficial ownership of shares attributed to the named person, the following table does not give effect to the issuance of shares in the event outstanding common stock purchase warrants are exercised.

The Company believes that all persons named in the table have sole voting and investment power with respect to all shares of common stock shown as being owned by them. Unless otherwise indicated, the address of each beneficial owner in the table set forth below is care of EZ2 Companies, Inc. 200 SE 1st Street Miami FL 33145.

Name/Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class
EZ2 Companies.com, Inc.	44,828,820	42.0%*
Otto Bethlen	12,000,000	11.4%*

*all these shares are pledged under the terms of a certain loan agreement, which defaulted on April 1, 2005, under which default terms Robert Weidenbaum will become the owner of the shares noted by asterisk in this table, which would give him 54.2% control of the company, in addition to other shares he may have that are not disclosed herein because they do not exceed thresholds for such disclosure.

Item 12. Certain Relationships and Related Transactions

Brentwood Capital, a company related to the Selling shareholder contributed $57,825 to paid in capital of the Company and received $10,000 at the close of the sale of the 45,344,208 shares to EZ2 Companies.com, Inc.

During 2004, the Company also received media services from Faultline Entertainment Group, consisting of six commercials shot for television, for which the Company paid 2,400,000 newly issued shares of its Common Stock, valued at $98,400. Faultline is owned by a relative of a Director of the Company. That Director abstained on all voting matters pertaining to Faultline Entertainment Group.

PART IV

Item 13. Exhibits List and Reports on Form 8-K

(a) Exhibits filed with this report:

10	Software Code Purchase Agreement with Segmentz, Inc.
10.1	Asset Purchase Agreement with moviezip.com
10.2	Convertible Note with Robert Weidenbaum
14	Executive Management Code of Ethics
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1

Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.)

32.2

Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.)

99.1	Press release dated Thursday June 3, 2004 incorporated by reference from Form 8K filed on May 28, 2004
99.2	Press release dated Thursday January 27, 2005 incorporated by reference from Form 8K filed on May 28, 2004

(b) Reports on Form 8-K

None

Item 14. Principal Accountant Fees and Services

Audit Related Fees

During 2004, we were billed by our accountants, Bloom & Company, approximately $6,206 for 2003 audit and review fees, all of these fees were pre-approved by the Board of Directors. During 2003, we were billed by Bloom & Company, approximately $7,085, for 2002 audit and review fees associated with our 10-QSB and 10-KSB filings; all of these fees were pre-approved by the Board of Directors.

Tax Fees

During 2004 and 2003 we were billed approximately $0 and $260, respectively, by our accountants, Bloom & Company to prepare our federal and state tax returns; all fees were pre-approved by the Board of Directors.

All Other Fees

We were billed by our accountants, Bloom & Company, approximately $430 in 2004, and $388 in 2003, for other fees related to accounting and financial matters.

1. The Board of Directors operates under its charter and policies and additionally examines estimates and supporting data provided by auditing accounting firms to determine that such work is:

(a) required under the Company's filing status;

(b) necessary to provide shareholder with material information as detailed in the Securities regulations, as applicable; and

(c) priced in accordance with scope of work and service levels requested.

2. To the Company's knowledge, all work completed by its' audit accounting firm was done by full-time employees of the firm.

PART II - OTHER INFORMATION
ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K -
--------------------------------------------------------------------------------
Exhibits:
31 - Certification Pursuant to Section 302 of the
Sarbanes-Oxley Act of 2002.

32 - Certification Pursuant to Section 906 of the
Sarbanes-Oxley Act of 2002.
(b) Reports on Form 8-K:
None
SIGNATURES

In accordance with the requirements of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: April 29, 2005
EZ2 Companies, Inc.
/s/Otto Bethlen
---------------
Otto Bethlen
Chief Executive Officer
Chief Financial Officer
and Director

/s/ John S. Flynn

Director

/s/ Matthew Young

Director