Form 10QSB
period 2005-03-31
EDGAR FILINGNET INC
filed 2005-05-23
CIK 1091406

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

Form 10-QSB

(Mark One)

..X.. Quarterly Report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2005.

...... Transition report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from__________ to ______.

Commission File No: 000-29449

EZ2 Companies, Inc.

(Name of small business in its charter)

Nevada	88-0428896
(State or other jurisdiction of incorporation)	(IRS employer ID Number)

200 SE First Street Suite 602 Miami, FL 33131

(Address of Principal Office including Zip Code)

Issuer's telephone Number: (305) 577-5990

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes () No (X )

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Common Stock, $.001 par value, 122,716,667 shares at May 20, 2005.

Transitional Small Business Disclosure Format (Check one): Yes [ ]    No [X]

FORM 10-QSB - THREE MONTHS ENDED MARCH 31, 2005.

INDEX

Part I-Financial Information

Item 1.  Financial Statements

Balance sheets - March 31, 2005 (unaudited) and December 31, 2004........................................................................3

Statements of Operations - Three Months Ended March 31, 2005 and 2004

(and cumulative period under the development stage January 1, 2004-March 31, 2005) (unaudited)............................4

Statements of Cash Flows- Three Months Ended March 31, 2005 and 2004

PART II OTHER INFORMATION

Certifications.................................................................................................................................................ATTACHED

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The unaudited balance sheet of the Registrant as of March 31, 2005, the audited balance sheet at December 31, 2004, the unaudited statements of operations and cash flows for the three months ended March 31, 2005 and 2004, and for the cumulative period under the development stage January 1, 2004-March 31, 2005 follow.   The unaudited financial statements reflect all adjustments that are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented.

 EZ2 Companies, Inc.
(A Development Stage Company)
BALANCE SHEETS AS OF

ASSETS	March 31,	December 31,
	2005	2004
Current Assets:	(unaudited)
Cash	$ --	$ --

Prepaid expenses-current	722,020	198,604
Total Current Assets	722,020	198,604

Fixed Assets:
Office equipment	15,486	15,486
Accumulated depreciation	(1,047)	(494)
Total Fixed Assets	14,439	14,992
Other Assets:
Intangible asset, net of amortization	145,190	152,777
Prepaid expenses-non-current	62,500	106,250
Security deposit	5,459	5,459
Total Other Assets	213,149	264,486
TOTAL ASSETS	$949,608	$478,082

LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)
Current Liabilities:
Bank overdraft	$33	$ 2,165
Accounts payable	29,904	30,055
Convertible bridge loan	445,542	375,542
Accrued expenses	57,371	23,832
Accrued interest	55,628	28,618
Deferred rent	3,015	3,684
Total Current Liabilities	591,493	463,896
COMMITMENTS AND CONTINGENCIES
Stockholders' Equity: Preferred stock, $0.001 par value, 5,000,000 shares authorized, no shares issued or outstanding	--	--
Common stock, $0.001 par value, 500,000,000 shares authorized, 122,716,667 and 104,716,667 shares issued and outstanding at March 31, 2005 and December 31, 2004, respectively	122,717	104,717
Additional Paid In Capital	1,546,215	904,714
Subscription Receivable	(67,550)	(50,050)
Deficit accumulated prior to development stage	(226,092)	(226,092)
Deficit accumulated during the development stage	(1,017,175)	(719,103)
Total Equity	358,115	14,186
TOTAL LIABILITIES AND EQUITY	$949,608	$478,082

See accompanying Notes to Financial Statements

EZ2 Companies, Inc.
(A Development Stage Company)
STATEMENTS OF OPERATIONS (unaudited)

For the three months ended March 31,2005 and 2004 and the cumulative period during the development stage January 1, 2004-March 31, 2005

	2005	2004	Cumulative During Development Stage

Revenue	$--	$ --	$ 1,510

Expenses:

Professional fees	41,000	1,603	75,925
Officer's compensation	9,600	--	143,067
Salaries & related costs	163,353	--	310,300
Selling, general & administrative expenses	57,109	9,150	433,765

Total operating expenses	271,062	10,753	963,057

Operating Loss	(271,062)	(10,753)	(961,547)

Other (expense):
Interest expense	(27,010)	--	(55,628)
Total other (expense)	(27,010)	--	(55,628)

Loss before taxes	(298,072)	(10,753)	(1,017,175)

Income tax expense	--	--	--

Net Loss	($298,072)	($10,753)	($1,017,175)

Loss per share-basic and diluted	($0.00)	($0.00)	($0.00)

Weighted average number of common shares outstanding-basic and diluted	116,133,334	54,066,750

See accompanying Notes to Financial Statements

EZ2 Companies, Inc.

(A Development Stage Company)

STATEMENTS OF CASH FLOWS (unaudited)

For the three months ended March 31,2005 and 2004 and the cumulative period during the development stage January 1, 2004-March 31, 2005

	2005	2004	Cumulative Period During Development Stage
Cash flows from operating activities:
Net loss	($ 298,072)	($ 10,753)	($1,017,175)
Adjustments to reconcile net loss to net cash used by operating activities:
Deferred rent	(669)	--	3,015
Depreciation & amortization	8,353	--	12,070
Stock and options issued for consulting and compensation	87,835	--	339,517
Changes in assets & liabilities:		--
Prepaid expenses	74,500	--	74,500
Accounts payable	(151)	--	29,904
Accrued expenses	33,539	--	57,371
Accrued interest	27,010	--	55,628
Income taxes payable	--	(417)	(417)
Net cash used by operating activities	(67,655)	(11,170)	(445,587)

Cash flows from Investing activities:
Purchase of property & equipment	(213)	--	(5,699)
Security Deposit	--	--	(5,459)
Brentwood Capital loan	--	11,170	11,170
Payment to Brentwood Capital Corp	--	--	(10,000)

Net cash (used in) provided by investing activities	(213)	11,170	(9,988)

Cash flows from financing activities:
Overdraft	(2,132)	--	33
Bridge loan proceeds	70,000	--	445,542
Net cash provided by financing activities	67,868	--	445,575

Net (decrease) in cash	--	--	(10,000)
Cash-beginning	0	10,000	10,000
Cash-ending	$ 0	10,000	$0
Cash paid for:
Interest and	--	--	--
Income tax	--	--	417
Noncash items:
Net assets acquired for stock	--	--	166,000
Stock issued for serviced rendered (prepaid portion)	660,000	--	964,854
Stock subscriptions	17,500	--	67,550
Contribution of debt to capital	--	--	57,825

See accompanying Note to Financial Statements

EZ2 Companies, Inc.

(A Development Stage Company)

 NOTES TO FINANCIAL STATEMENTS (unaudited)

MARCH 31, 2005

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

On May 25, 2004, The Company and Midwest consummated the terms of a Stock Purchase Agreement with EZ2 Companies.com, Inc., a privately owned, Florida corporation (the "Purchaser"). Pursuant to the terms of the Agreement, the Purchaser acquired an aggregate of 45,344,208 shares of the then 64,500,000 issued and outstanding shares of the Company's common stock, par value $.001 per share, from Midwest for the purchase price of $155,560 delivered at the closing by wire transfer. Accordingly, EZ2 Companies.com, Inc. became the new parent of the Company, owning 70% of the issued and outstanding stock.

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

Note 2 - Summary of Significant Accounting Policies

Going Concern

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has sustained losses since inception and has accumulated losses of approximately $1,243,000 as of March 31, 2005 ($1,017,000 during the development stage). The Company's ability to continue as a going concern is dependent upon the successful completion of additional financing arrangements and its ability to develop and sell its services. Management plans to raise equity capital to finance the operating and capital requirements of the Company. While the Company is expending its best efforts to achieve the above plans, there is no assurance that such activity will generate sufficient funds to accomplish its business purpose, or that the Company's business plans will be successful.

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

Basis of Presentation

In the opinion of management, the accompanying unaudited Financial Statements include all adjustments (consisting of normal recurring accruals or adjustments only) necessary to present fairly the financial position at March 31, 2005, and the results of operations and the cash flows for all periods presented.  The results of operations for the interim periods are not necessarily indicative of the results to be obtained in any future interim period or for the entire year.

For a summary of all significant accounting policies (which have not changed from December 31, 2004) and additional financial information, see the Company's annual report on Form 10-KSB filed May 2, 2005.

The accompanying unaudited interim financial statements have been prepared in accordance with instructions to Form 10-QSB and, therefore, do not include all information and footnotes required to be in conformity with accounting principles generally accepted in the United States of America.

Loss Per Share

Net loss per share is provided in accordance with Statement of Financial Accounting Standards No. 128 (SFAS #128) "Earnings Per Share". Basic loss per share is computed by dividing losses available to common stockholders by the weighted average number of common shares outstanding during the period, while included includes all common stock equivalents. The Company has a convertible note outstanding with a shareholder of the company. No effect has been shown of this convertible note,"as it would be" antidilutive.

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

Since all options issued in the current period were issued to consultants and/or vendors, they have been recorded at fair value, and therefore there would be no change to recorded earnings for any periods presented.

Note 3- New accounting pronouncements affecting the company

On December 16, 2004, the FASB issued FASB Statement No. 123(R), Share-Based Payment, which is a revision of FASB Statement No. 123, "Accounting for Stock-Based Compensation". Statement 123(R) supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees", and amends FASB Statement No. 95, "Statement of Cash Flows". Generally, the approach in Statement 123(R) is similar to the approach described in Statement 123. However, Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. In April 2005, the SEC issued a press release that revises the required date of adoption under SFAS 123(R). The new rule allows companies to adopt the provisions of SFAS 123(R) beginning on the first annual period beginning after December 15, 2005. Based on the new required adoption date, the Company expects to adopt SFAS 123(R) effective January 1, 2006.

Note 4 - Redirection of the Company's Activities

On May 25, 2004, the Company and it's then majority shareholder Midwest Merger Management, LLC, a Kentucky limited liability company (the "Selling Shareholder", consummated the terms of a Stock Purchase Agreement with EZ2 Companies.com, Inc., a privately-owned, Florida corporation (the "Purchaser"). Pursuant to the terms of the Agreement, the Purchaser acquired an aggregate of 45,344,208 shares of the then 64,500,0000 issued and outstanding shares of the Company's common stock from the Selling Shareholder for the purchase price of $155,560 delivered at the closing by wire transfer. Although EZ2 Companies has developed technology for Internet portals; its plan of redirection has not yet been implemented.

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

Note 5 - Bridge Loan

The operating requirements of the Company have been met by drawing down on a revolving credit facility of $500,000 from a shareholder of EZ2 Companies. The note is a convertibel demand note that bears interest at ten percent per annum, payable in common stock of the Company, and is convertible into the Company's common stock at a price of $.10 per share, which was, at the time the bridge loan was originated, a premium to market price.

As of December 31, 2004, the Company was not able to meet its obligations under the original bridge loan. The Company executed a new bridge loan on March 21, 2005, which was drafted and agreed to on February 15, 2005, that provided for a roll-in provision for outstanding balances accrued under the previous bridge loan, in which the shareholder agreed to forbear on any rights to foreclose on the original note, in exchange for a term note with an expiration of April 1, 2005. This new note is convertible into common stock at an exercise price of the greater of $.05 or 40% of the closing bid price of the Company's common stock at the time of conversion. This default and execution of a new bridge note did not result in a "beneficial conversion" feature to the investor. This note triggered default provisions on April 1, 2005. There is approximately $446,000 due under the terms of the note as of March 31, 2005.

Note 6 - Related Party Transactions

During February 2005, the Company received media services from Faultline Entertainment Group, consisting of post production work on six commercials shot for television, for which the Company paid 500,000 newly issued shares of its Common Stock, valued at $20,000. Faultline is owned by a relative of a Director of the Company. That Director abstained on all voting matters pertaining to Faultline Entertainment Group.

Note 7- Subsequent Events

On April 8, 2005, the Company announced an anticipated closing date for acquisition of Jet99.com of May 15, 2005. The Company has not closed this transaction as of this date.

Note 8- Equity Transactions

During the three-month period ended March 31, 2005, the Company issued approximately 17,500,000 options to consultants for various services, all of which were exercised during the period, and 500,000 shares to consultants for advertising and other services. The Company has filed a Registration Statement on Form S-8 that provides for conditions under which the Company can provide consultants and other vendors with Registered shares of the Company's common stock in exchange for services. For shares or options issued during the three-month period ended March 31, 2005, as well as for prior periods, the Company recorded the value of such shares over the term of the consulting agreements. For the period ended March 31, 2005, the Company had recognized the costs of approximately $162,000 in expenses from these equity issuances. At March 31, 2005, the unamortized portion of these expenses was approximately $785,000.

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

RESULTS OF OPERATIONS

First Quarter of 2005 Compared to First Quarter of 2004

The Company is a development stage technology Company that did not have revenues during the three-month period ended March 31, 2005.

Expenses

Total operating expenses for the three-month period ended March 31, 2005 were approximately $271,000, as compared to $10,753 for the same period in 2004. For the three month period ended March 31, 2005 the expenses were as follows: professional fees were approximately $41,000, as compared to $1,600 for the same period in 2004, officer's compensation was $9,600, compared with $0 for the same period in 2004, salaries and related wages were approximately $163,000, compared with $0 for the same period in 2004, and selling, general & administrative expenses were approximately $57,000 as compared to approximately $9,200 for the same period in 2004.  These expenses are primarily driven by expansion in staff and support as the Company launches its technologies and Internet portal sites, including advertising, marketing and selling expenses related thereto.  The increases are based solely upon the fact that the Company was not engaged in a traditional business during the three-month period ending March 31, 2004.

Interest Expense

Total interest expense for the period ending March 31, 2005 was $27,010, compared with no expense for the same period in 2004.

Net Loss

Our three-month period ending March 31, 2005 resulted in a net loss of approximately $298,000, compared to net loss of approximately $11,000 for the three-month period ending March 31, 2004. The loss was due to a rise in technology development costs, professional fees and officers' compensation as we moved into full-scale development of our internet technology. The average number of common shares outstanding in each period yielded a loss per share of $0.00 for the three-month periods ended March 31, 2005 and 2004, respectively.

Liquidity and Capital Resources

At March 31, 2005, our total assets were comprised of prepaid expenses of approximately $785,000, security deposits of $5,459, furniture, fixtures and equipment of approximately $14,000 and intangible assets totaling approximately $145,000. The prepaid expense arose from consulting agreements with various individuals entered into during the 2004 and 2005 fiscal years. As of March 31, 2005, the Company had working capital of approximately $131,000, compared to a deficit of approximately $265,000 at December 31, 2004.

Since the acquisition of the Company by EZ2 Companies.com, Inc., and the subsequent change of business plan, the Company has relied upon a demand credit facility from a shareholder of the Company. No assurances can be given that our revised business plan will succeed or that this shareholder will support the cash requirements of the Company indefinitely.

ITEM 3.  Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures- EZ2 Companies maintains controls  and  procedures  designed  to ensure  that information required to be disclosed in the reports that the Registrant files or submits  under the Securities  Exchange Act of 1934,  as amended,  is recorded, processed,  summarized  and reported  within the time periods  specified in the rules and forms of the  Securities  and  Exchange  Commission. Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of March 31, 2005 and have concluded that, as of such date, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported with the time periods specified in the Commission's rules and forms.

The Company's management, including the Chief Executive Officer and the Chief Financial Officer, does not expect that the Company's disclosure controls or the Company's internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. Because of the inherent limitations in a cost effective control system, misstatements due to error or fraud may occur and may not be detected. We will conduct periodic evaluations of our internal controls to enhance, where necessary, our procedures and controls.

(b) Changes in Internal Controls There were no significant changes in our internal controls over financial reporting that occurred during the three-month period ended March 31, 2005, that have materially affected, or are reasonably like to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time the Company may be involved in legal proceedings as part of the ordinary course of doing business. There are no current proceedings, to the best of the Company's knowledge that are material to its operations.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

The operating requirements of the Company have been met by drawing down on a revolving credit facility of $500,000 from a shareholder of EZ2 Companies. The note is a convertible demand note that bears interest at ten percent per annum, payable in common stock of the Company, and is convertible into the Company's common stock at a price of $.10 per share, which was, at the time the bridge loan was originated, a premium to market price.

As of December 31, 2004, the Company was not able to meet its obligations under the original bridge loan. The Company executed a new bridge loan on March 21, 2005, which was drafted and agreed to on February 15, 2005, that provided for a roll-in provision for outstanding balances accrued under the previous bridge loan, in which the shareholder agreed to forbear on any rights to foreclose on the original note, in exchange for a term note with an expiration of April 1, 2005. This new note is convertible into common stock at an exercise price of the greater of $.05 or 40% of the closing bid price of the Company's common stock at the time of conversion. This note triggered default provisions on April 1, 2005. This default and execution of a new bridge note did not result in a "beneficial conversion" feature to the investor. There is approximately $446,000 due under the terms of the note as of March 31, 2005.

ITEM 6. EXHIBITS AND REPORTS ON FORM  8-K

(a) Exhibits:          31 - Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32 - Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K: None

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  May 23, 2005

EZ2 Companies, Inc.

By:    /s/Otto Bethlen

           ---------------

           OTTO BETHLEN

           Chief Executive Officer

           Chief Financial Officer and Director