Form 10QSB
period 2005-06-30
EDGAR FILINGNET INC
filed 2005-08-29
CIK 1091406

U.S. SECURITIES AND EXCHANGE

COMMISSION

Washington, D. C. 20549

Form 10-QSB

(Mark One)

..X.. Quarterly Report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2005.

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

Common Stock, $.001 par value, 203,319,667 shares at August 20, 2005.

Transitional Small Business Disclosure Format (Check one): Yes NO X

--- ----

EZ2 Companies, Inc.

(A Development Stage Company)

FORM 10-QSB - THREE MONTHS ENDED June 30, 2005.

INDEX

Item 1. Financial Statements

Balance sheets - June 30, 2005 (unaudited) and December 31, 2004..............3

Statements of Operations - Three and Six Months Ended June 30, 2005 and 2004,

and for the development stage from inception (unaudited)......................4

Statements of Cash Flows- Six Months Ended June 30, 2005 and 2004,

Item 2. Management's Discussion and Analysis

of Financial Condition And Plan of Operation.................................12

Item 3. Controls and Procedures..............................................14

PART II OTHER INFORMATION

EXHIBITS

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS The unaudited balance sheet of the Registrant as of June 30, 2005, the audited balance sheet at December 31, 2004, and the unaudited statements of operations for the three and six month periods ended June 30, 2005 and 2004, and for the development stage from inception, and the statement of cash flows for the six month period ended June 30, 2005, and for the development stage from inception follow. The unaudited financial statements reflect all adjustments that are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented.

EZ2 Companies, Inc.

(A Development Stage Company)

BALANCE SHEETS

ASSETS	June 30,	December 31,
	2005	2004
Current Assets:	(unaudited)
Cash	$2,000	$ --

Prepaid expenses-current	831,562	198,604
Total Current Assets	833,562	198,604
Fixed Assets:
Office equipment	15,486	15,486
Accumulated depreciation	(1,580)	(494)
Total Fixed Assets	13,906	14,992
Other Assets:
Intangible asset, net of amortization	35,869	152,777
Prepaid expenses-non-current	--	106,250
Security deposit	5,459	5,459
Total Other Assets	41,328	264,486
TOTAL ASSETS	$888,796	$478,082
LIABILITIES AND STOCKHOLDER’S EQUITY (DEFICIT)
Current Liabilities:
Bank overdraft	$ --	$ 2,165
Accounts payable	31,811	30,055
Due to Brentwood Capital Corp	--	--
Bridge loan	--	375,542
Accrued expenses	110,143	23,832
Accrued interest	--	28,618
Deferred rent	1,991	3,684
Income taxes payable	--	--
Total Current Liabilities	143,945	463,896
COMMITMENTS AND CONTINGENCIES
Stockholders' Equity: Preferred stock, $100 par value, 5,000,000 shares authorized,10,000 and 0 shares issued and outstanding at June 30, 2005 and December 31, 2004, respectively	100	--
Common stock, $0.001 par value, 500,000,000 shares authorized, 140,816,667 and 104,716,667 shares issued and outstanding at June 30, 2005 and December 31, 2004, respectively	140,817	104,717
Additional Paid In Capital	2,478,196	904,714
Subscription Receivable	(75,200)	(50,050)
Deficit accumulated prior to development stage	(226,092)	(226,092)
Deficit accumulated during the development stage	(1,572,970)	(719,103)
Total Equity	744,851	14,186
TOTAL LIABILITIES AND EQUITY	$888,796	$478,082

See accompanying Notes to Financial Statements

EZ2 Companies, Inc.
(A Development Stage Company)
STATEMENTS OF OPERATIONS (unaudited)

	Six Months Ended June 30,		Three Months Ended June 30,		During the development stage
	2005	2004	2005	2004

Revenue	$--	$ --	$ --	$ --	1,510

Expenses:

Professional fees	56,862	18,853	15,862	17,250	91,787
Officer's compensation	9,600	36,000	0	36,000	143,067
Salaries & related costs	169,801	--	6,448	--	316,748
Selling, general & administrative expenses	476,761	9,150	419,652	--	853,417
Impairment of intangibles	101,523		101,523		101,523

Total operating expenses	814,547	64,003	543,485	53,250	1,506,542

Operating Loss	(814,547)	(64,003)	(543,485)	(53,250)	(1,505,032)

Other (expense):
Interest expense	(39,320)	--	(12,310)	--	(67,938)
Total other (expense)	(39,320)	--	(12,310)	--	(67,938)

Loss before taxes	(853,867)	(64,003)	(555,795)	(53,250)	(1,572,970)

Income tax expense	--	--	--	--	--

Net Loss	($853,867)	($64,003)	($555,795)	($53,250)	(1,572,970)

Loss per share-basic and diluted	($0.01)	$0.00	($0.00)	($0.00)

Weighted average number of common shares outstanding-basic and diluted	121,156,170	60,252,795	125,926,008	66,438,841

See accompanying Notes to Financial Statements

EZ2 Companies, Inc.

(a Development Stage Company)

Statements of Changes in Stockholders' Equity (unaudited)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Common Stock Subscribed	Deficit Prior to development stage	Deficit during development stage	Total
	Shares	Amount	Shares	Amount
Balance December 31, 2003			54,066,750	54,067	124,953	0	(226,092)	0	(447,072)
Subscribed Shares			5,933,250	5,933	39,067	(45,000)	0	0	0
Shares issued for purchase of assets			3,266,667	3,267	162,733	0	0	0	166,000
Common stock issued for officer’s compensation			12,000,000	12,000	48,000	0	0	0	60,000
Options issued to consultants for services			0	0	369,786	0	0	0	369,786
Exercise of consultant’s stock options			26,500,000	26,500	(21,450)	(5,050)	0	0	0
Common stock issued for consulting services			2,950,000	2,950	123,800	0	0	0	126,750
Brentwood debt contributed to capital			0	0	57,825	0	0	0	57,825
Net loss			0	0	0	0	0	(719,103)	(719,103)
Balance December 31, 2004			104,716,667	104,717	904,714	(50,050)	(226,092)	(719,103)	14,186
Options issued to consultants for services			0	0	1,022,502	0	0	0	1,022,502
Exercise of consultant’s stock options			25,150,000	25,150		(25,150)	0	0	0
Conversion Bridge loan	10,000	100	10,000,000	10,000	505,380	0	0	0	515,480
Common stock issued for consulting services			950,000	950	45,600	0	0	0	46,550
Net loss			0	0	0	0	0	(853,867)	(853,867)
Balance June 30, 2005	10,000	100	140,816,667	140,817	2,478,196	0	(226,092)	(1,572,970)	744,851

*All prior period references to common shares and per share amounts have been retroactively restated to reflect the 6:1 stock split which occurred on September 14, 2004.

See accompanying Notes to Financial Statements

EZ2 Companies, Inc.

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

For the sixmonths ended June 30, 2005 and 2004 and the cumulative period during the development stage January 1, 2004-June, 2005

	2005	2004	during the
Cash flows from operating activities:			development stage
Net (loss)	(853,867)	(64,003)	(1,572,970)
Adjustments to reconcile net loss to net cash used by operating activities:
Deferred rent	(1,693)		1991
Depreciation & amortization	16,686		20,403
Prepaid expenses	81,246		81,246
Stock and options issued for consulting and compensation	412,125	53,250	663,807
Impairment of intangible assets	101,523		101,523
Changes in assets & liabilities:
Accounts payable	1,753		31,808
Accrued expenses	57,696		110,146
Other assets	116,909		116,909
Income taxes payable		-417	(417)
Net Cash used by Operating Activities	(67,622)	(11,170)	(445,554)

Cash flows from Investing activities:
Purchase of property & equipment			(5,486)
Security deposit			(5,459)
Brentwood Capital loan		11,170	11,170
Payment to Brentwood Capital Corp			(10,000)
acquired assets (website)	(213)		(213)
Net cash (used in) provided by Investing Activities	(213)	11,170	(9,988)

Cash flows from financing activities:
Overdraft	(2,165)
Bridge loan	72,000		447,542
Net cash provided by financing activities	69,835		447,542

Net increase (decrease) in cash	2,000	0	(8,000)
Cash-beginning	0	10,000	10,000
Cash-ending	2,000	10,000	2,000
Cash paid for:
Interest	--	--	--
Income taxes	--	--	417
Noncash items:
Net assets acquired for stock	--	--	166,000
Stock issued for serviced rendered (prepaid portion)	1,087,050	150,000	1,391,904
Stock subscriptions	25,150	45,000	75,200
Contribution of debt to capital	--	--	57,825

EZ2 Companies, Inc.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS (unaudited)

June 30, 2005

Note 1 - History and Organization of the Company EZ2 Companies, Inc. (the "Company") was incorporated in Nevada on May 28, 1999 as Edgarfiling.net, Inc. From inception through May 9, 2002, the Company sought to become engaged in providing electronic filing services for clients that need to electronically file prospectuses, registration statements, and other documents pursuant to federal securities laws with the Securities and Exchange Commission (the "SEC") via the SEC's electronic data gathering system entitled Electronic Data Gathering Analysis and Retrieval ("EDGAR"). On May 9, 2002, the Company ceased all business operations and entered into a stock purchase agreement (the "Agreement") with Midwest Merger Management, LLC, a then non-affiliated privately owned Kentucky limited liability company ("Midwest"), whereby Midwest acquired a majority ownership interest in the issued and outstanding common stock of the Company. As of the date of the Agreement, and for five years prior thereto, Midwest was engaged in the business of identifying, acquiring and financing business operations.

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

On September 13, 2004, the Board of Directors and approximately 80% of the stockholders of the Company approved an amendment to the Company's articles of incorporation to change the name of the Company to EZ2 Companies, Inc., a stock split that resulted in the issuance of five additional shares for each share held on the date of record, an increase in the number of authorized shares of the common stock of the Company, and creation of preferred stock class with 5,000,000 authorized shares.
All prior period references to common shares and per share amounts have been retroactively restated to reflect the 6:1 stock split which occurred on September 13, 2004.

The Company's common stock is eligible for trading over the counter, on the NASDAQ bulletin board quotation system, under the symbol EZTO.

Note 2 - Summary of Significant Accounting Policies

Going Concern
These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has sustained losses since inception and has accumulated losses of approximately $1,799,000 as of June 30, 2005 ($1,573,000 during the development stage). The Company's ability to continue as a going concern is dependent upon the successful completion of additional financing arrangements and its ability to develop and sell its services. Management plans to raise equity capital to finance the operating and capital requirements of the Company. While the Company is expending its best efforts to achieve the above plans, there is no assurance that such activity will generate sufficient funds to accomplish its business purpose, or that the Company's business plans will be successful.

The Company has experienced losses since adopting its revised business operations in accordance with shareholder approval, and has limited shareholder's equity or liquidity to continue to fund such losses. The Company had a bridge loan agreement with a shareholder that was convertible into equity, which was not sufficient to provide the Company with operating capital requirements through year-end, and furthermore had defaulted on that note. The note, which was $500,000 plus accrued interest on May 28, 2005, was converted into 10,000,000 shares of common stock at a conversion rate of $.04 per share, and 10,000 shares of Series A preferred stock. Subsequent to the balance sheet date, the Company closed on a standby equity agreement with Cornell Capital Partners (see note 9). The Company is seeking additional capital to fund its ongoing operations, without which it is unlikely the Company could remain a going concern.

Basis of Presentation
In the opinion of management, the accompanying unaudited Financial Statements include all adjustments (consisting of normal recurring accruals or adjustments only) necessary to present fairly the financial position at June 30, 2005, and the results of operations and the cash flows for all periods presented.  The results of operations for the interim periods are not necessarily indicative of the results to be obtained in any future interim period or for the entire year.

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

Loss Per Share
Net loss per share is provided in accordance with Statement of Financial Accounting Standards No. 128 (SFAS #128) "Earnings Per Share". Basic loss per share is computed by dividing losses available to common stockholders by the weighted average number of common shares outstanding during the period, while diluted earnings per share includes all common stock equivalents. The Company has convertible preferred securities outstanding. No effect has been shown of this convertible preferred security, "as it would be" antidilutive.

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

Note 4 - Redirection of the Company's Activities
On May 25, 2004, the Company and its then majority shareholder Midwest Merger Management, LLC, a Kentucky limited liability company (the "Selling Shareholder", consummated the terms of a Stock Purchase Agreement with EZ2 Companies.com, Inc., a privately-owned, Florida corporation (the "Purchaser"). Pursuant to the terms of the Agreement, the Purchaser acquired an aggregate of 45,344,208 shares of the then 64,500,0000 issued and outstanding shares of the Company's common stock from the Selling Shareholder for the purchase price of $155,560 delivered at the closing by wire transfer. Although EZ2 Companies has developed technology for Internet portals; its plan of redirection has not yet been implemented.

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

Note 5 - Bridge Loan and Conversion
The operating requirements of the Company had been met by drawing down on a revolving credit facility of $500,000 from a shareholder of EZ2 Companies. The note was a convertible demand note that accrued interest at ten percent per annum, payable in common stock of the Company, and was convertible into the Company's common stock at a price of $.10 per share, which was, at the time the bridge loan was originated, a premium to market price.

As of December 31, 2004, the Company was not able to meet its obligations under the original bridge loan. The Company executed a new bridge loan on March 21, 2005, which was drafted and agreed to on February 15, 2005, that provided for a roll-in provision for outstanding balances accrued under the previous bridge loan, in which the shareholder agreed to forbear on any rights to foreclose on the original note, in exchange for a term note with an expiration of April 1, 2005. This new note was convertible into common stock at an exercise price of the greater of $.05 or 40% of the closing bid price of the Company's common stock at the time of conversion. This default and execution of a new bridge note did not result in a "beneficial conversion" feature to the investor. This note triggered default provisions on April 1, 2005, and was converted into common stock and preferred stock in the Company on May 28, 2005, resulting in the issuance of 10,000,000 shares of common stock of the Company and 10,000 shares of Series A preferred stock of the Company, which has additional voting rights and preference in the event of a liquidation, as well as a conversion exchange rate of 250 shares of common stock per share of Preferred.

Note 6 - Related Party Transactions

During February 2005, the Company received media services from Faultline Entertainment Group, consisting of post production work on six commercials shot for television, for which the Company paid 500,000 newly issued shares of its Common Stock, valued at $20,000.
During May 2005, the Company received media services from Faultline Entertainment Group, consisting of post production work on six commercials shot for television and radio, for which the Company paid 450,000 newly issued shares of its Common Stock, valued at approximately $26,500. Faultline is owned by a relative of a Director of the Company. That Director abstained on all voting matters pertaining to Faultline Entertainment Group.

Note 7- Asset Impairment-Moviezip.com
During the quarter, the Company ascertained that certain of the assets acquired from moviezip.com were fully impaired under the guidelines of FASB142. These assets have been written down in accordance with this impairment $101,523.

Note 8- Acquisition of Jet99.com
On June 28, 2005, the Company signed an agreement to acquire certain assets of Jet99.com. This transaction is expected to be completed by the end of August 2005. The Company will pay up to 10,000,000 shares of the Company's common stock, subject to certain revenue and other milestones.

Note 9- Equity Transactions
During the three-month period ended June 30, 2005; the Company issued approximately 7,650,000 options to consultants for various services, all of which were exercised during the period, and 450,000 shares to consultants for advertising and other services. During the six month period ending June 30, 2005, the Company issued approximately 25,150,000 options to consultants for various services, all of which were exercised during the period and 950,000 shares to consultants for advertising and other services.

The Company has filed a Registration Statement on Form S-8 that provides for conditions under which the Company can provide consultants and other vendors with Registered shares of the Company's common stock in exchange for services. For shares or options issued during the three and six month periods ended June 30, 2005, as well as for prior periods, the Company recorded the value of such shares over the term of the consulting agreements. For the six month period ended June 30, 2005, the Company had recognized the costs of approximately $412,000 in expenses from these equity issuances. At June 30, 2005, the unamortized portion of these expenses was approximately $832,000.

Note 10- Subsequent Events
On August 3, 2005, the Company, entered into a Standby Equity Distribution Agreement with Cornell Capital Partners, LP, dated as of August 3, 2005. Pursuant to the Standby Equity Distribution Agreement, the Company may, at its discretion, periodically sell to Cornell Capital Partners shares of the Company's common stock for a total purchase price of up to $10 million.

For each share of common stock purchased under the Standby Equity Distribution Agreement, Cornell Capital Partners will pay the Company 96% of the lowest closing bid price of the closing bid price (as reported by Bloomberg, L.P.) if the Company's stock trading on a principal market or, if the Company is not trading on a principal market, the highest reported bid price for the common stock, as furnished by the National Association of Securities Dealers, Inc. The price paid by Cornell Capital Partners for the Company's stock shall be determined as of the date of each individual request for an advance under the Standby Equity Distribution Agreement. Cornell Capital Partners will also retain 5% of each advance under the Standby Equity Distribution Agreement. Cornell's obligation to purchase shares of the Company's common stock under the Standby Equity Distribution Agreement is subject to certain conditions, including the Company obtaining an effective registration statement for shares of the Company's common stock sold under the Standby Equity Distribution Agreement and is limited to $500,000 per five consecutive trading days after the advance notice is provided to Cornell Capital Partners.

Pursuant to the Securities Purchase Agreement, the Company shall issue convertible-redeemable debentures to Cornell in the original principal amount of $500,000, of which $250,000 shall be funded on the fifth business day following the execution of the Securities Purchase Agreement and $250,000 shall be funded two business days prior to the date a registration statement is filed with the U.S. Securities and Exchange Commission. The Company received $250,000 from Cornell Capital on August 10, pursuant to the terms of this agreement.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

The following discussion contains forward-looking statements regarding the Registrant, its business, prospects and results of operations that are subject to certain risks and uncertainties posed by many factors and events that could cause the Registrant's actual business, prospects and results of operations to differ materially from those that may be anticipated by such forward-looking statements. Factors that may affect such forward-looking statements include, without limitation, our ability to successfully develop new products for new markets; the impact of competition on the Registrant's revenues, changes in law or regulatory requirements that adversely affect or preclude customers from using our products for certain applications delays in our introduction of new products or services, and failure by us to keep pace with emerging technologies. When used in this discussion, words such as "believes," "anticipates," "expects," "intends," and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. We undertake no obligation to revise any forward-looking statements in order to reflect events or circumstances that may subsequently arise. Readers are urged to carefully review and consider the various disclosures made by us in this report and other reports filed with the Securities and Exchange Commission that attempt to advise interested parties of the risks and factors that may affect our business.

Three and Six Month Periods Ended June 30, 2005 and 2004

Revenues. The Company is a development stage technology Company that did not have significant revenues during the three or six month period ended June 30, 2005, or during 2004.

Expenses and Income Taxes. Total expenses were $853,867 for the six month period ending June 30, 2005, as compared to $64,003 for the six month period ending June 30, 2004. Total expenses for the three month period ending June 30, 2005 were 555,795, as compared with 53,250 for the three month period ending June 30, 2004. Breakdown for the expenses during the six month period ending June 30, 2005 were approximately $57,000 for professional expenses, $9,600 for officer's compensation, approximately $169,000 for wages and related expenses and approximately $477,000 for general and administrative expenses, as compared with approximately $19,000 for professional fees, approximately $9,000 for general and administrative expenses, and approximately $36,000 for officer's compensation for the six month period ending June 30, 2004. Breakdown for the expenses during the three month period ended June 30, 2005 were approximately $16,000 for professional fees, approximately $6,000 for salaries and related costs, approximately $420,000 for general and administrative expenses, as compared with approximately $18,000 for professional fees and approximately $36,000 for officer's compensation for the three month period ending June 30, 2004. During the period, the Company ascertained that certain of the assets acquired from moviezip.com were impaired under the guidelines of FASB142. These assets have been written down in accordance with this impairment in the amount of $101,523. These expenses are primarily driven by continued effort to create and brand internet sites for customers and develop a revenue based business model.

Net Loss. In the six month period ending June 30, 2005, the Company lost $853,867 compared with approximately $64,000 for the six month period ending June 30, 2004. In the three month period ending June 30, 2005 the Company lost approximately $556,000, compared with approximately $53,000 for the same period in 2004. The basic and weighted loss per share is $.01 per share for the six month period ending June 30, 2005, compared to $.00 per share for the same period in 2004, and $.00 for the three month periods ending June 2005 and 2004.

Liquidity and Capital Resources

At June 30, 2005, our total assets were comprised of Cash of $2,000, security deposits of $5,459, prepaid expenses of approximately $832,000, and Furniture, Fixtures and Equipment of $14,000. The prepaid expense arose from consulting agreements with individuals entered into over the past two years. Since the acquisition of the Company by EZ 2 Companies, and the subsequent change of business plan, the Company has relied upon a demand credit facility from Robert Weidenbaum, a shareholder of the Company. No assurances can be given that our revised business plan will succeed or that Mr. Weidenbaum will support the cash requirements of the Company indefinitely.

On August 3, 2005, the Company, entered into a Standby Equity Distribution Agreement with Cornell Capital Partners, LP, dated as of August 3, 2005. Pursuant to the Standby Equity Distribution Agreement, the Company may, at its discretion, periodically sell to Cornell Capital Partners shares of the Company's common stock for a total purchase price of up to $10 million. For each share of common stock purchased under the Standby Equity Distribution Agreement, Cornell Capital Partners will pay the Company 96% of the lowest closing bid price of the closing bid price (as reported by Bloomberg, L.P.) if the Company's stock trading on a principal market or, if the Company is not trading on a principal market, the highest reported bid price for the common stock, as furnished by the National Association of Securities Dealers, Inc. The price paid by Cornell Capital Partners for the Company's stock shall be determined as of the date of each individual request for an advance under the Standby Equity Distribution Agreement. Cornell Capital Partners will also retain 5% of each advance under the Standby Equity Distribution Agreement. Cornell's obligation to purchase shares of the Company's common stock under the Standby Equity Distribution Agreement is subject to certain conditions, including the Company obtaining an effective registration statement for shares of the Company's common stock sold under the Standby Equity Distribution Agreement and is limited to $500,000 per five consecutive trading days after the advance notice is provided to Cornell Capital Partners.

Pursuant to the Securities Purchase Agreement, the Company shall issue convertible-redeemable debentures to Cornell in the original principal amount of $500,000, of which $250,000 shall be funded on the fifth business day following the execution of the Securities Purchase Agreement and $250,000 shall be funded two business days prior to the date a registration statement is filed with the U.S. Securities and Exchange Commission. The Company received $250,000 from Cornell Capital on August 10, pursuant to the terms of this agreement.

ITEM 3. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures- EZ2 Companies maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Registrant files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of June 30, 2005 and have concluded that, as of such date, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported with the time periods specified in the Commission's rules and forms.

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

(b) Changes in Internal Controls There were no significant changes in our internal controls over financial reporting that occurred during the three-month period ended June 30, 2005, that have materially affected, or are reasonably like to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time the Company may be involved in Legal Proceedings as part of the ordinary course of doing business. There are no current proceedings, to the best of the Company's knowledge, that are material to its operations.

ITEM 2. CHANGES IN SECURITIES.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

The operating requirements of the Company had been met by drawing down on a revolving credit facility of $500,000 from a shareholder of EZ2 Companies. The note was a convertible demand note that accrued interest at ten percent per annum, payable in common stock of the Company, and was convertible into the Company's common stock at a price of $.10 per share, which was, at the time the bridge loan was originated, a premium to market price.

As of December 31, 2004, the Company was not able to meet its obligations under the original bridge loan. The Company executed a new bridge loan on March 21, 2005, which was drafted and agreed to on February 15, 2005, that provided for a roll-in provision for outstanding balances accrued under the previous bridge loan, in which the shareholder agreed to forbear on any rights to foreclose on the original note, in exchange for a term note with an expiration of April 1, 2005. This new note was convertible into common stock at an exercise price of the greater of $.05 or 40% of the closing bid price of the Company's common stock at the time of conversion. This default and execution of a new bridge note did not result in a "beneficial conversion" feature to the investor. This note triggered default provisions on April 1, 2005, and was converted into common stock and preferred stock in the Company on May 28, 2005, resulting in the issuance of 10,000,000 shares of common stock of the Company and 10,000 shares of Series A preferred stock of the Company, which has additional voting rights and preference in the event of a liquidation, as well as a conversion exchange rate of 250 shares of common stock per share of Preferred.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS.

None.

ITEM 5. OTHER INFORMATION.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K-

Exhibits:

31 - Certification Pursuant to Section 302 of the

Sarbanes-Oxley Act of 2002.

32 - Certification Pursuant to Section 906 of the

Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K:

The Company filed one report on Form 8-K related to activities during the three months ended June 30, 2005:

August 10, 2005 Financing completed with Cornell Capital Partners LP

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 29, 2005

EZ2 Companies, Inc.

/s/Otto Bethlen

---------------

Otto Bethlen

Chief Executive Officer

Chief Financial Officer

and Director