Form 10QSB
period 2005-09-30
EDGAR FILINGNET INC
filed 2005-12-21
CIK 1091406

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                   Form 10-QSB

                                   (Mark One)


 [X] Quarterly Report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2005.

 [ ] Transition report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from__________ to ______.

                          Commission File No: 000-29449

                               EZ2 Companies, Inc.
--------------------------------------------------------------------------------
                     (Name of small business in its charter)

         Nevada                                               88-0428896
--------------------------------------------------------------------------------
 (State or other                                        (IRS employer ID Number)
  jurisdiction of incorporation)

             200 SE First Street Suite 602 Miami, FL      33131
--------------------------------------------------------------------------------
                (Address of Principal Office including Zip Code)

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

     Common Stock, $.001 par value, 221,316,667 shares at December 19, 2005.

    Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                                                                       INDEX
PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)
Balance sheet - September 30, 2005....................................
Statement of Operations - Three Months and Nine
      months Ended September 30, 2005
      and 2004 and period during the development stage................
Statement of Stockholders' Equity - Nine Months Ended
      September 30, 2005 and Year Ended December 31,2004...............
Statements of Cash Flows- Nine Months Ended September 30, 2005
      and 2004 period during the development stage ....................
Statements of Changes in Stockholders' Equity
   Year ended December 31, 2004 and Nine Months Ended
   September 31, 2005..................................................
Notes to Financial Statements..........................................

Item 2. Management's Plan of Operation.................................

Item 3. Controls and Procedures........................................

PART II OTHER INFORMATION

Item 1. Legal Proceedings.............................................
Item 2. Changes in Securities.........................................
Item 3. Defaults Upon Senior Securities ..............................
Item 4. Submission of Matters to a Vote of Security Holders...........
Item 5. Other Information.............................................
Item 6. Exhibits......................................................
Signatures............................................................
Certifications                           ATTACHED....................

                         PART I - FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS
                               EZ2 COMPANIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                                  BALANCE SHEET
                                   (unaudited)

ASSETS
                                                                     September 30,      December 31,
                                                                         2005             2004
                                                                    -------------      -----------
Current Assets

    Cash                                                              $    11,404
    Prepaid expenses                                                                 $   198,604
  Total Current Assets                                                     11,404        198,604

Fixed Assets, net                                                          13,352         14,992
Deferred loan costs                                                        85,556
Intangible assts, net                                                      34,075        152,777
Prepaid expenses                                                                         106,250
Security deposit                                                            5,459          5,459
                                                                      -----------    -----------
TOTAL ASSETS                                                          $   149,846    $   478,082
                                                                      ===========    ===========

LIABILITIES AND STOCKHOLDER'S EQUITY

Current Liabilities
Accounts payable and accrued expenses                                 $   150,111    $    86,189
Bank overdraft                                                                             2,165
Bridge loan                                                                              375,542
Convertible debenture                                                     250,000
Total Current Liabilities                                                 400,111        463,896
                                                                      -----------    -----------

Stockholders' Equity
Preferred stock, $0.001 par value,  authorized: 5,000,000
   Series B Preferred Stock, issued and outstanding: 10,000 shares            100           --
Common stock, $0.001 par value, authorized: 500,000,000 shares, issued and outstanding: 146,223,863 shares at September 30, 2005
   and 104,716,667 shares at December 31, 2004                            146,224        104,717

Additional paid-in capital                                              2,801,885        904,714
Subscription Receivable                                                   (75,200)       (50,050)
Deferred compensation                                                    (329,096)
Deficit accumulated prior to development stage                           (226,092)      (226,092)
Deficit accumulated during the development stage                       (2,568,086)      (719,103)


Total                                                                    (250,265)        14,186
                                                                       -----------    -----------
TOTAL LIABILITIES AND EQUITY                                          $   149,846    $   478,082
                                                                      ============    ===========

See accompanying notes to financial statements




                               EZ2 Companies, Inc.
                          (A Development Stage Company)

                            STATEMENTS OF OPERATIONS



                                    Three months   Three months      Nine months  Nine months
                                        ended         ended             ended        ended          During
                                     September 30   December 31,     September 30  December 31,   Development
                                         2005          2004              2005         2004           Stage
                                    -------------  -------------    -------------  -----------  ------------
Revenue                                    None    $        25           None    $        25    $     1,510
                                    -----------     -----------    -----------    -----------   -----------

Selling, general & administrative
   expenses                             844,379        369,423        131,358        369,423      1,536,377
Write-off prepaid expenses              831,536           --          831,536           --          831,536
Write-off intangible assets             101,523           --               --           --               --
Interest expense                         71,545           --           32,222           --          100,160
                                    -----------     -----------    -----------    -----------   -----------
Net Loss                            $(1,848,983)   $  (369,398)   $  (995,116)   $  (369,398)   $ 2,568,086
                                    ===========    ===========    ===========    ===========    ===========


Basic loss per share                $     (0.01)   $     (0.02)   $     (0.01)   $     (0.02)   $     (0.03)
                                    ===========    ===========    ===========    ===========    ===========


Basic weighted average number of
    common shares outstanding       129,902,654     15,750,000    144,284,325    15,750,000      100,495,916
                                    ===========     ==========    ===========    ==========      ===========

See accompanying notes to financial statements


                               EZ2 Companies, Inc.
                          (A Development Stage Company)

                            STATEMENTS OF CASH FLOWS


                                                            Three months    Nine months
                                                                ended          ended               During
                                                             September 30    December 31,       Development
                                                                 2005           2004              Stage
                                                            -------------    -----------       ------------
Cash flows from operating activities:

Net loss                                                   ($1,848,983)       ($369,148)         ($2,568,086)


Adjustments to reconcile net loss to
net cash used by operating activities:
Deferred rent                                                                                          3,684
Write-off prepaid expenses                                     831,536                               831,536
Write-off intangible assets                                    101,523                               101,523
Depreciation & amortization                                     45,269              602               48,986
Capitalized debenture expenses                                (110,000)                             (110,000)
Stock based compensation                                       412,125                               663,807
Changes in assets & liabilities:
Accounts payable and accrued expenses                           62,157           31,462              144,245
Prepaid expenses                                                81,246         (105,000)              81,246
Other assets                                                   116,909                               116,909


Net cash used by operating activities                         (308,218)        (442,084)            (686,150)
                                                              --------         --------             --------

Cash flows from investing activities:
Purchase of fixed assets                                          (213)         (10,791)              (5,699)
Security deposit                                                                 (5,459)              (5,459)
Goodwill                                                                       (168,886)                   0
Brentwood Capital loan                                                                                11,170
Payment to Brentwood Capital Corp                                                                    (10,000)

Net cash (used in) provided by investing activities               (213)        (185,136)              (9,988)
                                                                  ----         --------               ------

Cash flows from financing activities
Overdraft                                                       (2,165)
Convertible debentures                                         250,000                               250,000
Proceeds from bridge loan                                       72,000          487,895              447,542
Proceeds from common stock (less
    stock subscription of $44,500)                                              139,325

Net cash provided by financing activities                      319,835          627,220              697,542
                                                               -------          -------              -------

Net increase (decrease) in cash                                 11,404                0               11,404
Cash - beginning of period                                           0                0               10,000

Cash - ending of period                                        $11,404               $0              $21,404


Net loss                                                   $  (298,072)   $   (10,753)   $(1,017,175)


Adjustments to reconcile net loss to net cash used by operating activities:

Deferred rent                                                     (669)            --          3,015
Depreciation & amortization                                      8,353             --         12,070
Stock and options issued for consulting and compensation       158,071          8,000        409,753
Changes in assets & liabilities:
Accounts payable and accrued expenses                             (151)            --         29,904
                                                                33,539             --         57,371
                                                                27,010             --         55,628
                                                                    --           (417)          (417)
Net cash used by operating activities                          (71,919)       (11,170)      (449,851)
                                                               -------        -------       --------

Cash flows from investing activities:
 Purchase of fixed assets                                         (213)            --         (5,699)
Security deposit                                                    --             --         (5,459)
Payment to Brentwood Capital Corp                               11,170         11,170        (10,000)
Net cash (used in) provided by investing activities                213         11,170         (9,988)
                                                                ------         ------         ------
Cash flows from financing activities
Overdraft                                                        2,132             --          2,165
Convertible debentures
Bridge loan                                                     72,132             --        447,674
Payment of common stock subscription
Net cash provided by financing activities                       67,653             --        449,839
                                                                ------         -------       -------

Net increase (decrease) in cash                                     --             --        (10,000)
Cash - beginning of period                                           0         10,000         10,000
Cash - ending of period                                    $         0         10,000    $         0

Noncash items:


See accompanying notes to financial statements


                        EZ2 Companies, Inc.
                     (A Development Stage Company)

               Statements of Changes in Stockholders' Equity
   Year ended December 31, 2004 and Nine Months Ended September 31, 2005
                            (Unaudited)


                                                                                       Additional         Common
                                           Preferred Stock        Common       Stock        Paid-in       Stock
                                           Shares     Amount       Shares       Amount       Capital      Subscribed

Balance January 1, 2004                                         54,066,750   $54,067      $124,953

Subscribed Shares                                                5,933,250     5,933        39,067       ($45,000)

Shares issued for purchase of assets                             3,266,667     3,267       162,733

Common stock issued
     for officer's  compensation                                12,000,000    12,000       48,000
Options issued for consulting services                                                    369,786
Exercise of consultants' stock options                          26,500,000    26,500      (21,450)       (5,050)

Common stock issued for
  consulting services                                            2,950,000     2,950       123,800
Debt contributed to capital                                                                 57,825

Net loss

Balance December 31, 2004                                      104,716,667   104,717      904,714       (50,050)

Options issued for consulting services                                                  1,022,502

Exercise of consultants' stock options                          25,150,000    25,150                    (25,150)
Conversion of bridge loan                   10,000     $100     10,000,000    10,000      505,380
Common stock issued for
  consulting services                                              950,000      950        45,600
Common stock issued
  on equity transaction                                             303,030      303        9,697
Common stock issued
   on equity transaction                                          5,104,166    5,104      163,333
Warrants issued on
    equity transaction                                                                    150,659
Net loss


Balance September  30, 2005               10,000       $100     146,223,863 $146,224   $2,801,885      ($75,200)



                                                        Deficit      Deficit
                                                        Prior to     During
                                           Deferred     Development  Development
                                           Compensation Stage        Stage         Total

Balance January 1, 2004                                                          ($447,072)
                                                      ($226,092)
Subscribed Shares

Shares issued for purchase of assets                                               166,000

Common stock issued
     for officer's  compensation                                                   60,000
Options issued for consulting services                                            369,786
Exercise of consultants' stock options

Common stock issued for
  consulting services                                                              126,750
Debt contributed to capital                                                        57,825

Net loss                                                            (719,103)    (719,103)

Balance December 31, 2004                              (226,092)    (719,103)      14,186

Options issued for consulting services                                           1,022,502

Exercise of consultants' stock options
Conversion of bridge loan                                                         515,480
Common stock issued for
  consulting services                                                              46,550
Common stock issued
  on equity transaction                   ($10,000)
Common stock issued
   on equity transaction                  (168,437)
Warrants issued on
    equity transaction                    (150,659)
Net loss                                                           (1,848,983)  (1,848,983)


Balance September  30, 2005               ($329,090)   ($226,092)  ($2,568,086)   ($250,259

                               EZ2 COMPANIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS

1. ORGANIZATION AND OPERATIONS

         EZ2 Companies, Inc. (Company) was incorporated in Nevada originally as EDGAR Filing.net, Inc., and on May 25, 2004 changed their name. The Company is an internet technology and development corporation (currently a development stage company), creating and marketing a number of internet businesses, sharing traffic, user information and a core idea of creating efficiencies using the internet. The Company develops and operates e-commerce applications allowing customers to search, contact and transact online. The Company will manage other internet services, such as EZ2ask.com, EZ2auction, EZ2rent.com, EZ2stream.com, EZ2mortgage.com, EZ2vacation.com, EZ2date.com, EZ2movies.com (moviezip.com). These will produce revenue from advertising, services, memberships, etc.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Basis of Presentation

         The accompanying unaudited financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the U.S. for interim financial information and with the rules and regulations of the Securities and Exchange Commission for Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the consolidated financial position, results of operations and cash flows for the interim periods have been included. These financial statements should be read in conjunction with the financial statements of the Company for the year ended December 31, and notes thereto contained in Form 108-KSB as filed with the Securities and Exchange Commission on May 2, 2005. Interim results are not necessarily indicative of the results for a full year.

         The financial statements include the accounts of the Company. All material intercompany balances and transactions have been eliminated.

         Use of Estimates

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reporting amounts of revenues and expenses during the reported period. Significant estimates in 2005 and 2004 include the estimated useful lives and fair values of the assets. Actual results could differ from those estimates.

         Net Loss per Share

         Basic net loss per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period. Dilutes loss per share is not presented as it is anti-dilutive.

         New Accounting Pronouncements

	The Financial Accountings Standards Board has issued FASB Statement No. 154, "Accounting Changes and Error Corrections", which changes the requirements for the accounting for and reporting accounting changes and error corrections for both annual and interim financial statements, effective for 2006 financial statements. The Company has not determined the effect, if any, will be on Company's financial statements.


         Management does not believe that any recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying consolidated financial statements.

3. GOING CONCERN

         These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company's accumulated losses since inception were approximately $2,800,000 through September 30, 2005. The Company's ability to continue as a going concern is dependent upon the successful completion of additional financing arrangements and its ability to develop and sell its services. Management plans to raise equity to finance the operating and cash flow requirements of the Company. While the Company is expending its best efforts to achieve the above plans, there is no assurance that such activity will generate sufficient funds to accomplish its business purpose, or that the Company's business plans will be successful.

4. CONVERTIBLE DEBENTURES

         On August 3, 2004, the Company entered into a securities purchase agreement to borrow $500,000, payable on June 3, 2006, with interest at 14%, per annum. The debentures are secured by substantially all the assets of the Company, convertible at the holder's option at a conversion price of $0.04, as adjusted, and redeemable at any time, in whole or in part by the Company. If on the date of redemption, the closing price of the Company's common stock is greater than the conversion price in effect, the Company shall pay a redemption premium of 20% of the amount redeemed amount.

         On August 3, 2005, the Company borrowed $250,000 and may borrow the remaining $250,000 two business days prior to the filing of a registration statement Securities and Exchange Commission.

5. WRITE-OFF OF PREPAID EXPENSES

         As of September 30, 2005, the Company has determined that that certain prepaid expenseswere not recoverable based its review of estimated future cash flows and, accordingly, wrote-off $831,536.

6. EQUITY TRANSACTION

         On August 3, 2005, the Company entered into a standby equity distribution agreement (Agreement) with a finance company, under which the Company may, at its discretion, sell up to $10,000,000 of the Company's common stock, at a price equal to 96% of the lowest closing bid price, as defined. The Agreement is subject to certain conditions, including the Company filing an effective registration statement for shares sold under the Agreement with the Securities and Exchange Commission.

         Commissions and fees related to the Agreement shall include: (1) 5% of each sale of shares; (2) 5,104,166 shares of the Company's common stock issued on August 3, 2005; (3) 5,104,166 shares of the Company's common stock to be issued when the Company receives $5,000,000 from sales under the Agreement; (4) 303,030 shares of the Company's common stock, issued on August 3, 2005; and (5) warrants to purchase an aggregate of 6,129,487 shares of the Company's common stock. These warrants are exercisable at $0.065 for 3,846,154 shares, at $0.12 for 2,083,333 shares and at $0.25 for 200,000, all as adjust and through August 3, 2005.

         The shares issued were recorded at $178,437, their fair value and the warrants issued were recorded at $150,659, their fair value using black scholes modeling. The aggregate amount was charged to deferred compensation, classified as stockholders' equity, and will further charged against the proceeds of the sales of common stock under the Agreement.

7.       SUBSEQUENT EVENTS

         As of September 30, 2005, the Company's acquisition of Jet99.com of May 15, 2005 has not been closed.

         Subsequent to September 30, 2005, the Company issued 10,000,000 and 2,000,000 shares of common stock to an officer as compensation and to consultants for services respectively.

                           PART II - OTHER INFORMATION

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

Plan of Operations

EZ2 Companies, Inc. (the "Company") was incorporated in Nevada as EDGAR Filing.net, Inc., on May 28, 1999. On May 25, 2004, EZ2 Companies.com, Inc., a privately owned, Florida corporation acquired voting control of the Company. On September 13, 2004, the Company approved an amendment to the Company's articles of incorporation to change the name of the Company to EZ2 Companies, Inc., a stock split that resulted in the issuance of five new shares for each share held on the date of record, an increase in the number of authorized shares of the common stock of the Company to 500,000,000 shares and creation of preferred stock class with 5,000,000 authorized shares.

The Company's plan of operation during the development stage is to market and increase awareness of the Company's internet portals and associated services. The Company anticipates it will commence hosting and site management operations for EZ2Poker.com through a Bahamian subsidiary. The gambling license for the website is owned by a Panamanian company and the Company will not conduct any gambling operations.

The Company has previously acquired technologies which it incorporates among its various websites and portals through the issuance of shares of its common stock. The Company anticipates that it will continue acquire technology and assets in this manner while in the development stage.

The Company is a development stage technology Company that did not have significant revenues during the nine-month period ended September 30, 2005.

Since the acquisition of the Company by EZ2 Companies.com, Inc., and the subsequent change of business plan, the Company has relied upon a demand credit facility from a shareholder of the Company and the payment of certain expenses by the Company's sole executive officer. No assurances can be given that our revised business plan will succeed or that this shareholder will support the cash requirements of the Company indefinitely.

Off Balance Sheet Transactions

There are no off-balance sheet arrangements to which the Company is a party that have or are reasonably likely to have a current or future effect on the Company's financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

ITEM 3.  Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures. EZ2 Companies maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Registrant files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed within 90 days of the filing date of this report, our Chief Executive and Chief Financial officers concluded that our disclosure controls and procedures were adequate.

(b) Changes in Internal Controls. We made no significant changes in its internal controls or in other factors that could significantly affect those controls subsequent to the date of the evaluation of such controls by the Chief Executive and Chief Financial officers.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time the Company may be involved in legal proceedings as part of the ordinary course of doing business. There are no current proceedings, to the best of the Company's knowledge that are material to its operations.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

On August 3, 2005, the Company, entered into a Standby Equity Distribution Agreement with Cornell Capital Partners, LP ("Cornell"), dated as of August 3, 2005. Pursuant to the Standby Equity Distribution Agreement, the Company may, at its discretion, periodically sell to Cornell shares of the Company's common stock for a total purchase price of up to $10 million. For each share of common stock purchased under the Standby Equity Distribution Agreement, Cornell will pay the Company 96% of the lowest closing bid price of the closing bid price, as furnished by the National Association of Securities Dealers, Inc. The price paid by Cornell for the Company's stock shall be determined as of the date of each individual request for an advance under the Standby Equity Distribution Agreement. Cornell will also retain 5% of each advance under the Standby Equity Distribution Agreement. Cornell's obligation to purchase shares of the Company's common stock under the Standby Equity Distribution Agreement is subject to certain conditions, including the Company obtaining an effective registration statement for shares of the Company's common stock sold under the Standby Equity Distribution Agreement and is limited to $500,000 per five consecutive trading days after the advance notice is provided to Cornell. The Company has yet to file such registration statement on behalf of Cornell. Cornell Capital Partners is entitled to receive as a one-time commitment fee in the amount of $490,000 in the form of 10,208,333 shares of the Company's common stock. 5,104,166 shares were delivered at the execution of the Standing Equity Distribution Agreement and 5,104,166 shares will be delivered by the Company on the date that the Company receives advances under the Standby Equity Distribution Agreement in an aggregate amount of $5,000,000 or more.

In relation with the Standby Equity Distribution Agreement, the Company has also entered into a Placement Agent Agreement, dated as of August 3, 2005, with Newbridge Securities Corporation ("Newbridge"). Upon execution of the Placement Agent Agreement, Newbridge is entitled to receive, as a one-time placement agent fee, shares of the Company's common stock in an amount equal to $10,000 divided by the volume weighted average price of the Company's shares, as quoted on Bloomberg, LP, as of August 3, 2005.

On August 3, 2004, the Company also entered into a Securities Purchase Agreement with Montgomery Equity Partners, Ltd ("Montgomery"). Pursuant to the Securities Purchase Agreement, the Company shall issue convertible-redeemable debentures to Cornell in the original principal amount of $500,000, of which $250,000 were funded on the fifth business day following the execution of the Securities Purchase Agreement and $250,000 shall be funded two business days prior to the date a registration statement is filed with the U.S. Securities and Exchange Commission. The debentures have a 9-month term and accrue annual interest of 14%. The debentures may be redeemed by the Company at any time, in whole or in part. If on the date of redemption, the closing price of the Company's common stock is greater than the conversion price in effect, the Company shall pay a redemption premium of 20% of the amount redeemed in addition to such redemption. The debentures are also convertible at the holder's option at a conversion price equal to $0.04, which may be adjusted pursuant to the terms of the Secured Convertible Debentures. The debentures are secured by substantially all the assets of the Company.

The Company issued to Montgomery three warrants. The first warrant for 3,846,154 shares of the Company's common stock has an exercise price equal to $0.065 or as adjusted under the terms of the warrant. The second warrant for 2,083,333 shares of the Company's common stock has an exercise price equal to $0.12 or as adjusted under the terms of the warrant. The third warrant for 200,000 shares of the Company's common stock has an exercise price equal to $0.25 or as adjusted under the terms of the warrant. The warrants expire five years from August 3, 2005.

On December 19, 2005, the Company issued 10,000,000 shares of its restricted common stock to Otto Bethlen for previously unpaid compensation and an aggregate of 2,000,000 additional shares to complete the purchase of uplinkusa.com and flashstreamvideo.com.


ITEM 6. EXHIBITS AND REPORTS ON FORM  8-K

(b)      Exhibits:  31.1 - Certifications Pursuant to Section 302
                           of the Sarbanes-Oxley Act of 2002.

                    32.1 - Certification   Pursuant  to  Section  906  of  the
                           Sarbanes-Oxley Act of 2002.

(c)  Reports on Form 8-K:

During the third quarter of 2005, and to the date of the filing of this Quarterly Report the Company filed three Current Reports on Form 8-K on August 10, 2005, December 9, 2005 and December 15, 2005. The reports disclosed the Standby Equity Distribution Agreement and related agreements with Cornell Capital Partners, LLP, the resignation of Lazar Levine Felix, LLP as independent accountants and the engagement of Most & Company, LLP, as the Company's new auditors, respectively.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  December 21, 2005

      EZ2 Companies, Inc.

         By:  /s/    Otto Bethlen
              -----------------
              Otto Bethlen
              Chief Executive Officer,
              Chief Financial Officer and Director

nnnn